Form 10QSB
period 2000-03-31
THERMAFREEZE INC
filed 2000-05-22
CIK 1107080

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


  FORM 10-QSB


 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 2000

         Commission File No. 000-30069

      THERMAFREEZE, INC.
     (Exact name of small business issuer as specified in its charter)

       DELAWARE                               95-452-0761
   (State or other jurisdiction                   (I.R.S. Employer
   incorporation or organization)               Identification Number)


 4430 HASKELL AVENUE, ENCINO, CA 91436
 (Address of principal executive office)(City, State Zip Code)


Issuer's telephone number, including area code: (818) 784-2445

Check whether the issuer (1) filed reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the
past 90 days. 		Yes [X]  No [ ]


There were 22,961,522 shares of the Issuer's Common Stock outstanding and 5,000,000 of Preferred Stock outstanding as of March 31, 2000.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]












<PAGE 1>



INDEX



PART I. FINANCIAL INFORMATION	-------------------------------   PAGE 3

ITEM 1. FINANCIAL STATEMENTS	-------------------------------   PAGE 3

Balance Sheet at March 31, 2000 and December 31, 1999 --------  PAGE 3

Statement of Operation for the Periods Ending
     March 31, 2000 And March 31, 1999	--------------------  PAGE 4

Statement of Cash Flows for the Periods Ending
     March 31,2000 And March 31, 1999     --------------------  PAGE 5

Notes to Financial Statements	--------------------------------  PAGE 6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         PLANS OF OPERATION	--------------------------------  PAGE 8

PART II. OTHER INFORMATION	--------------------------------  PAGE 9

ITEM 1.  LEGAL PROCEEDINGS  ----------------------------------  PAGE 9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  ----------  PAGE 9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   ----------  PAGE 9

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS -------------------- PAGE 9

ITEM 5   OTHER INFORMATION - LICENSE AGREEMENT WITH
         DELIVERSAFE.COM INC. ------------------------ PAGE 9

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K ------------ PAGE 10

(A)	  Exhibit 1-Copy of License Agreement with
           DeliverSafe.Com Inc.
(B)  Reports on Form 8-K


PART III.		SIGNATURES   -------------------------------- PAGE 27











<PAGE 2>



PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THERMAFREEZE, INC.
(A Development Stage Company)

Balance Sheet
March 31, 2000 and December 31, 1999

                                         March 31	December 31
2000	1999
    (Unaudited)	 (Audited)
ASSETS

Assets:
Cash                                          $    1,259     $    1,503
Accounts receivable                                			5,105
Furniture, fixtures and equipment, net             1,010		1,090
                                              ----------     ----------
              Total Assets                    $    2,269     $    7,698
                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Notes Payable - Shareholders                  $1,162,570     $1,081,263
Accrued and other liabilities                    111,027        108,158
                                              ----------     ----------
             Total Liabilities                 1,273,597      1,189,421
                                              ----------     ----------
Common Stock, $0.001 par value,
  40,000,000 shares authorized; 22,961,522
  shares issued and outstanding at 3/31/00
  and 12/31/99                                    22,512         22,512

Preferred Stock, $0.001 par value,
  10,000,000 shares authorized; 5,000,000
  shares issued and outstanding at 3/31/00
  and 12/31/99                                     5,000          5,000

Additional paid-in capital                     2,106,750      2,106,750

Deficit accumulated during development stage  (3,405,589)    (3,315,985)
							    ----------	  ----------
            Total Stockholders' Deficit       (1,271,327)    (1,181,723)
							    ----------	  ----------
Total Liabilities and Stockholders' Deficit   $    2,269     $    7,698
							    ==========     ==========


The accompanying notes are an integral part of these financial statements. The balance for December 31, 1999 were taken from the audited financial statements at that date.


<PAGE 3>
PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

Income Statements
For the Periods
March 31, 2000  and March 31, 1999


STATEMENT OF OPERATIONS 				March 31,	   March 31
                                                  2000           1999
	(Unaudited)	   (Audited)

Revenue                                         $  15,901    $    6,209
Research and development                           55,303	     56,996
General and administrative expenses                16,426	     74,551
Depreciation                                           80            91
                                                ----------    ----------
Net deficit before other expenses                 (55,909)     (125,430)

Other expenses - Interest                          33,696        31,281
                                                ----------    ----------
 Net deficit accumulated
     during development stage                    $(89,604)   $ (156,711)
                                                 ==========   ==========


Weighted average number of
     common shares outstanding                   22,961,522   22,511,522

Net (loss) per share                             $ (0.0039)  $   (0.007)
                                                 ===========  ==========



















<PAGE 4>





PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)


THERMAFREEZE, INC.
(A Development Stage Company)

Statement of Cash Flows
For the Periods
March 31, 2000  and March 31, 1999



STATEMENT OF CASH FLOWS					March 31,	   March 31
                                                  2000           1999
								(Unaudited)	   (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $ (89,604)    $(156,711)
 Depreciation                                          80            91
 (Increase)/Decrease in accounts receivable         5,105	     (5,929)
 Increase in other liabilities                      2,869        25,159
                                                 ---------     ---------
 Net cash used by operating activities            (81,550)     (137,390)
                                                 ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable-shareholders                       81,306        101,960

Additional paid-in capital                      	0          33,600
                                                ---------      ---------
Net cash provided by financing activities        81,306         135,560
                                                ---------      ---------
Beginning cash                                    1,503           2,283
                                                ---------      ---------
Ending cash                                    $  1,259      $      453
                                                ========      =========














<PAGE 5>



PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2000

PART  I  BASIS OF PRESENTATION:

Note 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited Financial Statements and the notes thereto for ThermaFreeze, Inc.

The Company's financial statements present the company as a going concern, which contemplates the realization of asset and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Accounting policies and procedures have not been determined except as follows:

1.	The Company uses the accrual method of accounting.
2.	Earning per share is computed using the weighted average number of shares of common stock outstanding.
3.	The Company has not yet adopted any policy regarding payment of
dividends.  No    dividends  have been paid since inception.
4.	The cost of equipment is depreciated over the estimated useful life of the equipment
5.	The company has adopted December 31 as its fiscal year end.


Note 2. There are no inventory values reflected in the statements as they have been expensed.

Note 3. Related Party Transactions: Stockholder's advanced additional loans in the amount of $81,307 on Demand Notes at 12% annual interest rate compounded monthly.

Note 4. Property and Equipment: .No new Property or Equipment was added during this quarter ending 3/31/00.




<PAGE 6>




PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)


Note 5. Income Taxes: There are no Income Taxes due as of the date March 31, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement is issued.

Note 6. Stockholder's Equity

1.	There were no preferred stocks issued in the quarter ending March
31, 2000.
2.	There was issued 450,000 Shares of Common Stock in the quarter ending March 31, 2000.
3.	The Company offered a Warrant Package in 1999: Each warrant unit contains 100,000 shares of restricted common stock and 33,334 warrants to purchase 33,334 shares of common stock at $0.15 per share exercisable for a 2-year period from the purchase date.
During the year ended December 31, 1999, 408,342 warrants/shares were issued.  There were no warrants issued in the quarter ending
March 31, 2000.
4.	There was no contribution of donated capital in the quarter
ending March 31, 2000.

Note 7.  Results of the 1st quarter of 2000 operation:

1.	Assets were $5,239 less due to drop in Accounts receivable.
2.	Accrued and other liabilities increased $2,869.
3.	Stockholders' loans increased $81,307.
4.	There was 450,000 shares of common stock issued for the period ending March 31, 2000.
5.	There was no additional paid-in-capital during the period.
6.	Operational loss for the period was $89,604.
7.	Revenue for sales to March 31, 2000 was $ 2,901 compared to
$6,209 as of March 31, 1999. Revenue for March 31, 2000 was
increased by a non-refundable deposit on License sales in the
amount of $13,000.   There were no license sales in 1999.  There
will be paid $237,000 in the month of April, 2000 to complete the first installment in accordance with the agreement between
ThermaFreeze, Inc. and DeliverSafe.Com, Inc. dated January 10,
2000.  (See detail of the agreement in Item 6).
8.	Operational expenses were $89,604 in 2000 compared to 1999 first quarter of  $ 156,711.  This reduction of expenses in the first quarter of the year 2000 probably will not be true for the
remaining quarters of the year 2000.
9.	Based upon the weighted average number of common shares
outstanding in both period the net loss per share was $ .0039 in 2000 compared to $.007 in 1999.




<PAGE 7>


ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the company's Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. This statements include, without limitation, statements concerning potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences, include, without limitation, to those factors discussed herein and in the Company's Form 10-SB for the year ending 12/31/99.

RECENT DEVELOPMENTS

1.	On January 10, 2000, the Company signed a contract for the
exclusive license for the ThermaFreeze Patent Pending perishable food delivery/shipping system with DeliverSafe.Com, Inc. of Los Angeles, CA. An initial License Fee of $250,000 has been paid with the balance of $7,750,000 to be paid from a 50/50 division of investment receipts from a current DeliverSafe.Com Private Placement and anticipated near term IPO. The license agreement also requires ThermaFreeze, Inc. to transfer all food customers and prospective food customers to DeliverSafe.Com.
2.	ThermaFreeze, Inc has been approved by the U.S. Securities and
Exchange Commission  (SEC) under the Securities and Exchange Act of 1934, as amended, as a fully reporting company.  Additionally, it has been notified by the National Association of Securities
Dealers (NASD) that the "E" appended on the THFZ ticker symbol has been removed.
3.	The Company during the quarter ending March 31, 2000 adopted a
Stock Option Plan for key employees, consultants and others.














<PAGE 8>


PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

		None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

There were 450,000 of Common Stock issued to Mr. Robert McGuire for services as a Consultant to the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         	None.

ITEM 5 - OTHER INFORMATION

On January 10, 2000, the Company signed an agreement to sell a license for the ThermaFreeze patent pending perishable food delivery/shipping system to DeliverSafe.Com, Inc., a company organized under the laws of the State of Delaware whose principal place of business is presently located at 4430 Haskell Avenue, Encino, CA 91436. Please refer to
Exhibit 1 in Item 6.























<PAGE 9>





ITEM 6 - EXHIBITS AND REPORTS  ON FORM 8-K

(A) EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC.

AGREEMENT

AGREEMENT made this 10th day of January, 2000, by and between THERMAFREEZE, INC., a company organized under the laws of the State of Delaware whose principal place of business is presently located at 776-C Lakeside Drive, Mobile, AL 36693, hereinafter referred to as ("Licensor") and DELIVERSAFE.COM INC., a company organized under the laws of the State of Delaware whose principal place of business is presently located at 4430 Haskell Avenue, Encino, CA 91436, hereinafter referred to as ("Licensee").


WITNESSETH:

WHEREAS, the Licensor is the manufacturer of a product known as ThermaFreeze ("ThermaFreeze") and is also the registered proprietor in the USA of registered trade marks and any unregistered trade marks ("Trade Marks") all of which are more fully described in Schedule A, attached hereto and made a part hereof;

WHEREAS, the Licensor as the registered holder has the absolute right to license and otherwise utilize the presently existing Patents and
EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

recently filed Patent Applications, all of which are more fully described in Schedule B, attached hereto and made a part hereof;

WHEREAS, ThermaFreeze is an integral component in a method developed by the Licensor for the packaging, shipping and delivery of perishable food products, hereinafter referred to as the ("System"), which System is more fully described in Schedule C, attached hereto and made a part hereof;

WHEREAS, Licensor owns the exclusive rights to license the System throughout the world with the sole exception of the North American continent, defined as Canada, the 50 states of the United States, Mexico and Central America, hereinafter referred to as the ("Territory");

WHEREAS, the Licensee desires to obtain an exclusive license to exploit the System throughout the Territory and to use the Trade Marks, Patents and Patent Applications in connection therewith during the term of this Agreement;

WHEREAS, the Licensor has agreed to license the System to the Licensee and permit Licensee to utilize the Trade Marks, Patents and Patent Applications in connection with such license.



<PAGE 10>



EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

NOW, THEREFORE in consideration for the mutual promises, covenants and considerations set forth herein, the parties hereby agree as follows;


1.	PERMISSION TO USE

In consideration for the payment by the Licensee of the license fee as set forth in Paragraph 2 and Schedule D herein and the royalties due as set forth in Schedule E herein and subject to compliance by the Licensee with the various terms and conditions of this Agreement, the Licensor hereby grants to the Licensee, the sole and exclusive right to exploit the System in the Territory during the term of this Agreement.
2.	LICENSE FEE

In consideration for the grant by the Licensor to the Licensee of the exclusive license to exploit the System throughout the Territory, the Licensee hereby agrees to pay the sum of $100,000 upon the execution of this Agreement, as an initial payment to secure the License and to pay the balance of $7,900,000 per Schedule D attached hereto and made a part hereof.

2.1.	 The License shall, through the term remaining of any
unpaid Licensee Fee, maintain detailed and separate written accounts and records containing all such data and information with respect to any and all cash receipts by the Licensee including but not limited to capital contributions of either equity or debt or a combination thereof as may reasonably be required to properly verify the statements of account and license fee payments provided herein.


2.2.	Any duly authorized professional agent or employee of the
Licensor shall, upon reasonable notice, have the right during normal business hours, at the Offices of the Licensee, to examine Licensee's records for the sole purpose of verifying the accuracy of the license fee payments. Licensor shall be entitled, at its own expense, to make copies of any relevant records for such purpose or generally to verify compliance with other provisions of this Agreement.

2.3.	The Licensee agrees to cooperate with the Licensor and/or
its representatives in providing all such further information as may be necessary or proper to enable the amount of license fee or payments under this Agreement to be ascertained.

2.4.	The Licensee shall pay all of the Licensor's costs of any
examination where such examination reveals an underpayment of license fees by the Licensee of 10% of the total amount of license fee actually due for the period in question.


<PAGE 11>

EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)
3.	ROYALTIES

In consideration for the rights granted to the Licensee herein, the Licensee shall pay to the Licensor throughout the term of this Agreement, a royalty at the rate more fully described on Schedule E attached hereto and made a part hereof.

3.1.	Within 30 days of the last day of September, December,
March and June throughout the term of this Agreement, the Licensee shall deliver to the Licensor, a detailed statement of account, certified as correct by a director of the Licensee, which statement shall set out the details of all goods sold or otherwise disposed of during the preceding quarterly period, the sales value thereof and the royalty accrued during such period and verified by commercial invoices, corresponding packing slips and bills of lading.

3.2. Payment in full of the royalty shall be paid to Licensor as specified in Schedule E.


3.3. All sums payable by the Licensee to the Licensor hereunder, shall be paid in full in US currency or irrevocable letter of credit, without set off or counterclaim. In the event that the Licensee is compelled by law to make any deduction or withholding from any payment to the Licensor then the Licensee shall promptly send to the Licensor an official receipt evidencing such deductions together with such other documentation as the Licensor may require in making submissions to any revenue authorities. The parties shall cooperate in all reasonable respects necessary to take advantage of any double taxation agreements as may be available.

3.4. For the purposes of calculating the royalty, the sales value of the goods and materials shall be the FOB price at the distribution location(s) of the Licensee.


3.5. The Licensee shall, through the term of this Agreement and for a period of 5 years thereafter, maintain detailed and separate written accounts and records containing all such data and information with respect to its sale of goods and materials as may reasonably be required to properly verify the statements of account and royalty payments provided for herein.

3.6.	Any duly authorized professional agent or employee of the
Licensor shall, upon reasonable notice, have the right during normal business hours, at the Offices of the Licensee, to examine Licensee's records for the sole purpose of verifying the accuracy of the royalty payments. Licensor shall be entitled, at its own expense, to make copies of any relevant records for such purpose or generally to verify compliance with other provisions of this Agreement.


<PAGE 12>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

3.7.	The Licensee agrees to cooperate with the Licensor and/or
its representatives in providing all such further information as may be necessary or proper to enable the amount of royalties or payments under this Agreement to be ascertained.

3.8.	The Licensee shall pay all of the Licensor's costs of any
examination where such examination reveals an underpayment of royalties by the Licensee of 10% of the total amount of royalties actually due for the period in question.

3.9. For the purposes of calculating royalty payments due hereunder, all goods and materials shall be deemed to have been purchased upon the issuance of a bill of lading or other similar evidence of shipment, FOB the Licensee's facility(ies) in various location(s) outside of North America.


4.	MINIMUM ROYALTIES

The Licensee shall be responsible to pay the Licensor a minimum Royalty as more fully described in Schedule F, attached hereto and made a part hereof. The Licensee shall be obligated to make a minimum royalty payment only in the event that the royalty payment due as described in Schedule E, is less than the minimum royalty payment due. Such minimum payment, if made, shall be the difference between the minimum royalty due and the actual amount of royalty paid in accordance with Schedule E.

4.1.	The obligation of the Licensee to pay the minimum royalty
described in Schedule F, shall commence on the first of the month following the delivery to the Licensee of a fully operational
Hydrafreezer.

4.2	.  In the event that the Licensee fails or is otherwise
unable or unwilling to pay the minimum royalty to Licensor when due, the Licensor may, at its sole option, elect to convert this license to a non-exclusive license and thereby have the right to appoint one or more non-exclusive licensees to exploit the System throughout the Territory.

5. TERM

Subject to the mutual compliance with the various terms and conditions set forth herein, this Agreement shall commence on the date hereof for a term of 20 years or the expiration, subject to renewal, of the most recently issued patent as described on Schedule B, whichever is earlier.


<PAGE 13>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

6. STANDARDS OF QUALITY AND PRODUCTION

The exclusive license from the Licensor to the Licensee and the accompanying right to use the Trade Marks, Patents and Patent Applications in connection with the marketing of the System, is granted subject to (i) the Licensee's purchase of all of the goods which shall be solely manufactured and or acquired by the Licensor for sale to the Licensee to insure compliance with all specifications and directions regarding the use of the System such that the standard of quality of the goods and materials sold in the Territory shall be maintained, or
(ii) that all goods and materials manufactured or supplied by manufacturers other than the Licensor are previously approved in writing by the Licensor to be in compliance with said specifications and directions for optimal performance of the System.

6.1.	Any defect in the goods and materials shall be handled in
accordance with the policies of the Licensor as provided to Licensee.

6.2. Beginning 3 months from the date hereof, Licensor hereby agrees to fill all of the Licensee's orders for goods and materials prior to servicing its other customers, up to a maximum of 1,000 rolls per month.


7.	RIGHTS RESERVED TO THE LICENSOR

Nothing in this Agreement shall restrict the right of the Licensor from exploiting the Trade Marks, Patents and Patent Applications employed in the System for non-food packaging, shipping and deliveries.


8. TITLES AND GOODWILL OF TRADE MARKS, PATENTS AND PATENT APPLICATIONS

The Licensee recognizes that the Licensor is the owner and or has the right to use the Trade Marks, Patents and Patent Applications and agrees that the Trade Marks, Patents and Patent Applications shall remain vested in the Licensor or its successors in title both during the term of this Agreement and thereafter.

8.1.	Any goodwill derived by the Licensee by reason of the use
of the System and each of the Trade Marks, Patents and Patent
Applications shall accrue to the Licensor whether arising at common law or otherwise and the Licensor or its successors in title may request an assignment thereof at no expense to the Licensee.


The Licensee shall not apply any of the Trade Marks, Patents or Patent Applications to any goods, materials or systems that infringe or are likely to infringe upon the intellectual property rights of any third party in the Territory.

<PAGE 14>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

9. PROTECTION OF TRADE MARKS, PATENTS AND PATENT APPLICATIONS

The Licensee hereby undertakes to the Licensor as follows:

9.1.	At all times during the term of this Agreement and after
the termination thereof, to acknowledge the ownership of the Licensor in the Trade Marks, Patents and Patent Applications and not claim the ownership thereof.

9.2.	Not without the express prior written consent of the
Licensor to assign, charge, lease, sub-license or in any way make over such rights and/or benefits or any of them as are conferred upon or accepted by the Licensee in this Agreement except as may be provided in Paragraph 15 herein.

9.3. To observe all laws of the Territory as to the marketing, packaging, shipping, delivery, advertising, promotion, distribution, sale or use of the System.

9.4.	To indemnify and hold harmless the Licensor against all
claims and damages of whatever nature as may be brought or made against the Licensee or the Licensor (whether separately or as joint defendants) in respect of any failure on the part of the Licensee to observe any of the laws of the Territory relating to the marketing, packaging, shipping, delivery, advertising, promotion, distribution, sale or use of the System.

9.5.	Further to indemnify and hold harmless the Licensor against
all claims in respect of any injury to any person or damage to property as may arise from the packaging, shipping and delivery of the System.

9.6. To observe and accept the following restrictions and obligations:

(a) Not to be concerned in the filing of any patents or in the registration of any trade marks in any way resembling or colorably similar to the Trade Marks, Patents and Patent Applications in connection with the use of the System.

(b) To use the Trade Marks, Patents and Patent Applications exclusively in connection with the use of the System and to apply the Trade Marks, Patents and Patent Applications in the manner approved by the Licensor to all such goods and materials without exception.

(c) Not without the prior written consent of the Licensor, to apply to the System or any components thereof, any marks other than the Trade Marks, Patents and Patent Applications as described herein and neither to alter nor deface the Trade Marks, Patents and Patent
Applications in any manner whatsoever.

<PAGE 15>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)


(d) Not to use in connection with the sale of the System any Trade Marks, Patents or Patent Applications which in any way resembles the actual Trade Marks, Patents and Patent Applications applied to the System or its packaging or presentation for sale.

(e) If reasonably requested by the Licensor at Licensor's expense, from time to time, to include in its advertisements, both print and media, and on the goods and materials or the labels or containers used in connection with the sale of the System, a notice to the effect that the Trade Marks, Patents and Patent Applications and each of them are the Trade Marks, Patents and Patent Applications of, or otherwise controlled by, the Licensor or its successors in title.

9.7.  To Warrant that:

(a) To the best of the knowledge, information and belief of the Licensee, the use of the Trade Marks, Patents and Patent Applications in connection with the System to be marketed by the Licensee in the Territory will not infringe the rights of any third party and the Licensee has the power to enter into this Agreement without infringing upon any existing laws or agreements.

(b) All information furnished by the Licensee to the Licensor in connection with this Agreement was and remains true, accurate and complete in all material respects and there is no other fact or circumstance known to the Licensee relating to this Agreement or its affairs which has not been disclosed to the Licensor, the omission of which would make any of such information misleading.

10.INFRINGEMENT OF TRADE MARKS, PATENTS AND PATENT APPLICATIONS

10.1. The Licensee shall immediately give written notice to the Licensor of any infringement or threatened infringement of any Trade Mark, Patent or Patent Application, which comes to the Licensor's attention. The Licensee shall (at the Licensor's cost and expense) give such assistance as may be requested by the Licensor to assist the Licensor in the prevention of any such infringement but the Licensee shall not institute any legal proceedings or issue any warnings or in any way attempt to prevent the alleged infringement without the Licensor's prior written consent.

			10.2. The Licensee shall further inform the Licensor of any
allegation of infringement of Trade Marks, Patents and Patent
Applications or any alleged act of passing off in the sale of the
System that may be made by any third party within the Territory but the
Licensee shall not take any further action in respect of such allegation.


<PAGE 16>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

10.3. Nothing in this Agreement shall have the effect of requiring the Licensor to institute any legal proceedings in respect to the Trade Marks, Patents and Patent Applications.

11.	INTELLECTUAL PROPERTY RIGHTS

Notwithstanding any other provision of this Agreement, the Licensee hereby acknowledges in the Licensor, exclusive, irrevocable, worldwide, transferable and royalty free right and license (including the right to grant sub-licenses) of all rights (including intellectual property rights) that the Licensor may have in the design and/or shape of the System.

11.1. Any new designs, improvements, whether or not the subject of patents or patent applications, developed by the Licensor during the term of this Agreement, shall be subject to the license granted to the Licensee under this Agreement.

12.  PROMOTION OF THE SYSTEM

The Licensee shall at all times use Its best efforts to promote and extend the sales and use of the System in the Territory and in particular,

12.1. Shall spend in each year in the Territory, a reasonable amount on advertising and promoting the System;

12.2. Shall provide the Licensor with copies of its up-to-date price lists and customer lists from time to time for the System;

12.3. Licensee shall be responsible for the production and associated expenses for a catalog describing the use and benefits of the System;

12.4. Licensee has total responsibility for any expenses involved in any trade shows, sales meetings and other similar events involved in the promotion and sale of the System.

13. REPRESENTATIONS AND WARRANTIES OF THE LICENSOR

The Licensor, hereby represents and warrants to the Licensee that:
13.1.	It will not seek to execute any other license agreements
with other potential licensees that may be competitive to the Licensee provided only that the Licensee remain in full compliance with the terms and conditions of this Agreement.

13.2.	It will defend the existing Trade Marks, Patents and Patent
Applications, as well as other filings that may be made during the term of this Agreement, against any and all claims by third parties and will reimburse and indemnify the Licensee against any and all expenses it may suffer by virtue of such claims.

<PAGE 17>

EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

13.3. It will give priority, beginning 3 months from the date of this Agreement, to the needs of the Licensee up to a maximum of 1,000 rolls per month.

13.4. It will not contact or interact in any way with Licensee's customers unless requested to do so.

13.5. It will sell the System to the Licensee at the lowest published price at the time of the sale.

13.6. It will provide extensive research, development and training assistance to the Licensee, its employees and customers, including but not limited to assisting in client presentations, providing technical information, test data and the like, performing testing and demonstrations of the Systems' use for specific situations and conditions, answering questions of Licensee's customers with a special hot line to be established, and, if warranted, the creation of regional testing centers to aid the Licensee in the marketing and promotion of the System and generally to make available to the Licensee and its customers the accumulated know how, experience and technical expertise of the Licensor.

13.7. It will stand behind the quality, safety and fitness for use of the System and all components thereof.

13.8. It will secure the appropriate insurance coverage in sufficient amounts to protect the Licensee and its customers from any foreseeable damages and or injuries resulting from the use of the System.

13.9. It has the full corporate power and authority to enter into this Agreement and it has the full right, title and interest in and to the System and all components thereof that form the basis of the exclusive license.

14.  REPRESENTATIONS AND WARRANTIES OF THE LICENSEE

The Licensee, hereby represents and warrants to the Licensor that:

14.1. It will allow full access to Licensor and its duly
authorized agents and representatives for the purpose of examining the
relevant books of account to	verify the accuracy of the royalty
payments due hereunder.

14.2. It will make all royalty payments due to the Licensor on a timely basis and will generally remain in compliance with all of the terms and conditions of this Agreement.

14.3. It will immediately disclose any potential or actual improvements to the System or any component thereof to the Licensor.


<PAGE 18>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

14.4. It will provide to the Licensor prior to its public dissemination, any and all marketing, advertising, promotional or technical materials for Licensor's approval.

14.5. It will use its best efforts and abilities to promote the sales and marketing of the System throughout the Territory.

14.6. It will neither assign, sublease nor otherwise transfer the rights and obligations of this Agreement to any third party without the prior written consent of the Licensor.

14.7. It will keep confidential all of the technical information, know how, trade secrets and the like and only disclose such information in connection with the sale of the Systems in the Territory and within the spirit of this Agreement.

14.8. It will comply with proper business practices in all of its sales practices, including advertising, marketing, promotional, billing and service in connection with the exploitation of the exclusive license.

14.9. It will seek to hire, as soon as practicable, qualified managerial, sales, marketing, technical and financial personnel to properly and efficiently conduct its business.

14.10. It will require that all of its technical, sales and marketing personnel receive the appropriate training offered by the Licensor prior to the commencement of any sales and marketing efforts.

14.11. It has the full corporate power and authority to enter into this Agreement with the Licensor and nothing contained herein will violate any existing agreement to which the Licensee is a party.

14.12. It will secure the appropriate insurance coverage in sufficient amounts to protect the Licensee, its customers and the Licensor, from any and all claims, causes of action, damages and or injuries resulting from the use of the System in the Territory.

15. PROTECTION OF LICENSE RIGHTS

It is the intention of the parties hereto, that the right of the Licensee to exploit the System in the Territory, provided Licensee remains in compliance with this Agreement, shall survive the inability of the Licensor, for whatever reason, to comply with its obligations hereunder. Therefore:

15.1. To ensure Licensee's free and unfettered right to exploit the System, the Licensor will, at its expense, immediately upon the execution of this Agreement, record the Agreement in the U.S. Patent Trademark Office as notice to all third parties of Licensee's exclusive rights hereunder.

<PAGE 19>

EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

15.2. Licensee shall have the right, at its expense, to file with any state or local government agency or authority, where and if appropriate, notice of its interest in and to the System as the exclusive Licensee and its rights to utilize the existing and any future Patents, Patent Applications, Trade Marks and Trade Names, know how, trade secrets, technical expertise and the like, to continue its business in the event that the Licensor is in default of this Agreement.

15.3. In the event that the Licensor is either unable or unwilling to fulfill its obligations hereunder to deliver the System or any component thereof for sale by the Licensee in the Territory, the Licensee shall have the right to utilize the present and any future Patents, Patent Applications, Trade Marks and Trade Names and the know how, trade secrets and technical expertise that form the basis of this license, to pursue its business in the Territory, including, but not limited to, the right to build or cause the construction of the machinery necessary to create and market the System in accordance with this Agreement.

16. TERMINATION

As previously set forth herein in Paragraph 5, this Agreement shall have a term of 20 years from the date hereof or the expiration date of the most recently filed patent application, whichever is sooner. This Agreement, however, may be terminated by either party prior to its expiration, upon the following terms and conditions:

16.1. Should the Licensee fail to pay any royalties due, within the specific time for payment and any extension thereof, then the Licensor, by written notice to Licensee, shall be entitled either to cancel the License in its entirety or terminate the exclusive nature of this License and Licensor would then have the absolute right to appoint one or more non-exclusive Licensees within the Territory.

16.2. Should the Licensee be convicted of engaging in any fraudulent or deceptive practices in the sales and marketing of the System throughout the Territory or any crime that would materially and negatively impact on its ability to sell and market the System, the Licensor shall have the option of terminating the License or revoking its exclusivity such that it will be able to appoint other non-exclusive licensees in the Territory.

16.3. Should there be a change in the ownership or control of the Licensee such that the Licensee would thereafter be owned or controlled by a party selling products in the Territory that compete, directly or indirectly, with the System.


<PAGE 20>



EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

16.4. If either party should be in breach of any provision of this Agreement and shall fail to remedy the same within 30 days after notice in writing of the default from the other party, or shall have a winding-up order made against it or have a receiver or administrator appointed or seek the protection of the Federal Bankruptcy statutes, the other party shall have the right to terminate this Agreement forthwith, upon written notice.

16.5. The failure by either party to terminate this Agreement on account of any default or breach by the other shall not be taken to constitute a consent to or waive of the same or any other default or breach by the other.

17. EFFECT OF TERMINATION

On termination of this Agreement whether by breach or by expiration of the term, the Licensee shall:

17.1. During the 6 month period following termination, make delivery of all orders for the System unfulfilled at the date of termination and then sell all such goods and materials in the Territory at prices not materially lower than those charged immediately prior to the date of termination and the Licensee shall continue to account to the Licensor for royalties and at the end of such period, the Licensor shall be entitled to purchase from the Licensee, any and all unsold goods.

17.2.	As soon as practicable, cause all entries in published
material such as telephone, street or other directories to be removed and shall cause all stationery, advertisements, signs on buildings or vehicles and the like to be changed or expunged so as to eliminate any reference to the Licen5or, its Trade Marks, Patents and Patent
Applications.

17.3. Not use the Trade Marks, Patents, Patent Application or any trading style or trade name or the like of the Licensor for goods, which are similar to or so nearly resemble the Trade Marks, Patents and Patent Applications, or any of them as would or might be likely to cause confusion or deception with the Licensor's System.

17.4. Termination of this Agreement shall not act so as to prejudice the rights of either party against the other as shall have accrued at the date hereof.

18.  CONFIDENTIALITY

Each of the parties hereby agrees and undertakes with the other to observe strict confidentiality as to the affairs of the other as may come to its knowledge in the course of this Agreement and to keep such information safe and protected against theft, damage, loss or access by unauthorized persons. The provisions of this Paragraph shall survive the termination of this Agreement.
<PAGE 21>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

19. GOVERNING LAW AND JURISDICTION

This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada and it is irrevocably agreed that the Courts of Nevada are to have jurisdiction to settle any disputes which may arise out of or in connection with this Agreement.

20. COMMUNICATIONS

All notices and other communications required to be served hereunder shall be in writing and sent by registered mail, next day delivery or facsimile transmission, to the registered office or principal place of business of the party intended to receive any such communication and shall be deemed to have been so served on the fifth day after proof of posting (where sent by registered mail) and on the next working day (where sent by facsimile or next day delivery).

If to the Licensor:

Joseph Murray, President
THERMAFREEZE, Inc.
776-C Lakeside Drive
Mobile, AL 36693


If to the Licensee:

Robert McGuire, Chairman and CEO
DeliverSafe.Com Inc.
4430 Haskell Avenue
Encino, California 91436

21.	SCOPE OF AGREEMENT

This embodies the entire understanding of the parties hereto and:

21.1. All or any promises, representations, warranties, understandings or implications thereof arising from any statements whether oral or in writing as may have been made by either party or its representatives prior to the signing hereof shall have no force or effect.

21.2. The invalidity or unenforceability for any reason of any part of this Agreement shall not prejudice the continuance in force of the remainder.




<PAGE 22>





EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

21.3. Nothing in this Agreement shall constitute or be deemed to constitute any form of partnership or joint venture between the parties or be deemed to constitute the Licensee as the agent of the Licensor for any purpose whatsoever.


21.4. This Agreement constitutes the entire understanding between the parties and may only be modified or amended by a signed written instrument executed by both parties. Any Agreement or amendment thereof shall be binding upon the successors and or assigns of the parties.

21.5. This Agreement may be executed in counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement by the hands of their duly authorized representatives the day and year first hereinabove written.
EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

THERMAFREEZE, INCORPORATED

By: /s/ Joseph Murray		/s/Thomas Pryor
   ------------------------------	-----------------------
    JOSEPH MURRAY, PRESIDENT	THOMAS PRYOR, WITNESS




DELIVERSAFE.COM INC.

By: /s/ Robert McGuire		/s/Estrella L. Sison
    --------------------------------	   -----------------------
    ROBERT MCGUIRE, CHAIRMAN AND CEO	ESTRELLA SISON, WITNESS









<PAGE 23>







EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)
SCHEDULE A
Trade Marks and Trade Names

The Licensor owns or controls the following Trade Marks and Trade
Names:


ThermaFreeze

ThermaBarrier

ThermaPack

ThermaSorb

ThermaPress

ThermaFreeze Comfort Cool

ThermaFreeze Chiller Packs

ThermaFreeze Cool Pads

ThermaFreeze Cooler Packs

DeliverSafe

DeliverSafe.Com









<PAGE 24>



EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

SCHEDULE B

PATENTS and PATENT APPLICATIONS

The Licensor owns or controls the following issued Patents and Patent
Applications:

(1)	ThermaFreeze Production Machine - Design Patent - Semi-automated high capacity production of Dry ThermaFreeze - Patent Number
5,628,845 - Issued on May 13,1997

(2)	HydraFreezer Process Machine - Design Patent - Machine to process
ThermaFreeze Refrigerant at point of use. Automatically hydrates in water and freezes for immediate use - Patent Number 5,966,962 -
Issued on October 19, 1999

(3)	Improved ThermaFreeze Refrigerant - Design Patent - Improved
performance ThermaFreeze - Patent Pending as of May 15, 1998

(4)	DeliverSafe.Com System - Design/Business Model Patent - Perishable
Foods Delivery System - Patent Pending as of August 3, 1999


SCHEDULE C
THE SYSTEM

The System which is the subject of the exclusive license within the Territory granted by the Licensor to the Licensee herein, shall include the packaging, shipping and delivery of any and all foods and food products the packaging, shipping and delivery of which can be initiated by any method, for any use and for any end user













<PAGE 25>


EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)



SCHEDULE D

LICENSE FEE

The Licensee agrees to a License Fee of Eight Million Dollars ($8,000,000) to be paid as follows: $100,000 upon the execution of this agreement and $150,000 within the first six (6) months following the execution of this agreement. The balance of $7,750,000 is to be paid by the Licensee at the rate of forty percent (40%) of any cash receipts by the Licensee including but not limited to capital contributions of either equity or debt or a combination thereof. There is no maximum time allowed for payment of the $7,750,000 License Fee balance providing ten percent (10%) of any and all cash receipts are paid by the Licensee to the Licensor within fifteen (15) days of receipt by the Licensee.

All payments or other notifications are to be in conformance with
Section 20 of this Agreement.

SCHEDULE E

ROYALTY PARTIES

The Licensee shall be obligated to pay royalties to the Licensor in connection with the exploitation of the System in the Territory as follows:

Licensee shall pay royalties to the Licensor at the rate of 2.5% of gross sales of the System on the first $5,000,000 and thereafter, at the rate of 5% of all gross sales in excess thereof.

Such royalty payments shall be calculated quarterly and paid 30 days following the end of each quarter.

SCHEDULE F
MINIMUM ROYALTY

The Licensee shall be obligated to pay a minimum royalty to the Licensor only after delivery and installation of a Hydrafreezer. Such minimum royalty payment shall be at the rate of $10,000 per month for the first 12 months with an increase of 10% annually thereafter.
EXHIBIT 1. LICENSE AGREEMENT WITH DELIVERSAFE.COM INC. (C0NT.)

Such minimum royalty shall be calculated on a quarterly basis and payable 30 days following the end of each calendar quarter.


<page 26>

ITEM 6 -  EXHIBITS AND REPORTS  ON FORM 8K (CONT.)

(B)  REPORTS ON FORM 8-K

      	None.



PART III.	SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

THERMAFREEZE, INC.
-----------------



Date: May 17, 2000


By:/s/ Joseph Murray
                          ----------------------
				   JOSEPH MURRAY, President

				  By: /s/ Thomas Pryor
				  -----------------------
				   THOMAS PRYOR, CPA












<Page 27>


7