Form 10QSB
period 2000-06-30
THERMAFREEZE INC
filed 2000-08-02
CIK 1107080

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000

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


There were 22,961,522 shares of the Issuer's Common Stock outstanding and 5,000,000 of Preferred Stock outstanding as of June 30, 2000.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]













<PAGE 1>



INDEX



PART I. 	FINANCIAL INFORMATION -----------------------   P. 3

ITEM 1. 	FINANCIAL STATEMENTS  -----------------------   P. 3

BALANCE SHEET AT JUNE 30, 2000 AND DECEMBER 31, 1999 --------   P. 3

STATEMENT OF OPERATIONS (6 MONTHS) FOR THE PERIODS
     ENDING JUNE 30, 2000 AND JUNE 30, 1999  ----------------   P. 4

STATEMENT OF OPERATIONS (3 MONTHS) FOR THE PERIODS
     ENDING JUNE 30, 2000 AND JUNE 30, 1999 -----------------   P. 5

STATEMENT OF CASH FLOWS  (6 MONTHS) FOR THE PERIODS
     ENDING JUNE 30,2000 AND JUNE 30, 1999   ----------------   P. 6

NOTES TO FINANCIAL STATEMENTS	------------------------------  P. 7

ITEM 2.  	MANAGEMENT DISCUSSION AND ANALYSIS OF
         	PLANS OF OPERATION ---------------------------  P. 9

PART II. 	OTHER INFORMATION  --------------------------   P. 13

ITEM 1.  	LEGAL PROCEEDINGS  ---------------------------  P. 13

ITEM 2.  	CHANGES IN SECURITIES AND USE OF PROCEEDS  ---  P. 13

ITEM 3.  	DEFAULTS UPON SENIOR SECURITIES  -------------  P. 13

ITEM 4.  	SUBMISSION OF MATTERS TO
		A VOTE OF SECURITY HOLDERS -------------------  P. 13

ITEM 5   	OTHER INFORMATION   --------------------------  P. 13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -----------------  P. 14


PART III.	SIGNATURES   ---------------------------------  P. 14













<PAGE 2>



PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

THERMAFREEZE, INC.
(A Development Stage Company)
Balance Sheet
June 30, 2000 and December 31, 1999

                                         June 30	December 31
2000	1999
    (Unaudited)	 (Audited)
ASSETS

Assets:
Cash                                          $      522     $    1,503
Accounts receivable                               12,807	  5,105
Furniture, fixtures and equipment, net               908	  1,090
                                              ----------     ----------
              Total Assets                    $   14,236     $    7,698
                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Notes Payable  Shareholders                  $1,175,615     $1,081,263
Accrued and other liabilities                    196,329        108,158
                                              ----------     ----------
             Total Liabilities                 1,371,944      1,189,421
                                              ----------     ----------
Common Stock, $0.001 par value,
  40,000,000 shares authorized; 22,961,522
  shares issued and outstanding at 6/30/00
  and 12/31/99                                    22,512         22,512

Preferred Stock, $0.001 par value,
  10,000,000 shares authorized; 5,000,000
  shares issued and outstanding at 6/30/00
  and 12/31/99                                     5,000          5,000

Additional paid-in capital                     2,106,750      2,106,750

Deficit accumulated during development stage  (3,491,969)    (3,315,985)
					      ----------      ----------
            Total Stockholders' Deficit       (1,357,707)    (1,181,723)
					      ----------     ----------
Total Liabilities and Stockholders' Deficit   $    14,236     $    7,698
					       ==========     ==========

The accompanying notes are an integral part of these financial statements. The balance for December 31, 1999 were taken from the audited financial statements at that date.

See 1st Quarter 1-QSB for comments on events that occurred during that period.

<PAGE 3>
PART I.  FINANCIAL INFORMATION, ITEM 1  FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

Income Statements
For 6 Months
June 30, 2000  and June 30, 1999


STATEMENT OF OPERATIONS 			June 30,	June 30
                                                  2000           1999
	(Unaudited)	   (Audited)

Revenue                                         $ 117,784 	25,698
Research and development                          139,225      136,476
General and administrative expenses                84,849      120,886
Depreciation                                          181          182
                                                ----------    ----------
Net deficit before other expenses                (106,471)     (125,430)

Other expenses  Interest                          69,490        31,281
                                                ----------    ----------
 Net deficit accumulated
     during development stage                    $(175,961)  $ (156,711)
                                                 ==========   ==========


Weighted average number of
     common shares outstanding                   22,961,522   22,511,522

Net (loss) per share                             $ (0.0077)  $   (0.007)
                                                 ===========  ==========



















<PAGE 4>





PART I.  FINANCIAL INFORMATION, ITEM 1  FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

Income Statements
For 3 Months
June 30, 2000  and June 30, 1999


STATEMENT OF OPERATIONS 			Qtr Ending	Qtr Ending
						June 30,	June 30
                                                  2000           1999
						(Unaudited)	(Audited)

Revenue                                         $ 101,883    $   19,490
Research and development                           83,922  	     79,480
General and administrative expenses                68,423     	  46,335
Depreciation                                          101            91
                                                ----------    ----------
Net deficit before other expenses                 (50,563)     (106,416)

Other expenses  Interest                           35,794        32,084
                                                ----------    ----------
 Net deficit accumulated
     during development stage                   $ (86,357)   $ (138,500)
                                                 ==========   ==========


Weighted average number of
     common shares outstanding                   22,961,522   22,511,522

Net (loss) per share                             $ (0.0038) $   (0.0062)
                                                 ===========  ==========



















<PAGE 5>


PART I.  FINANCIAL INFORMATION, ITEM 1  FINANCIAL STATEMENTS (CONT.)


THERMAFREEZE, INC.
(A Development Stage Company)

Statement of Cash Flows
6 Months
For the Periods
June 30, 2000  and June 30, 1999



STATEMENT OF CASH FLOWS				June 30,	   June 30
                                                  2000           1999
						(Unaudited)	   (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $(175,961)    $(295,211)
 Depreciation                                         182           182
 (Increase)/Decrease in accounts receivable        (7,725)      (10,319)
 Increase in other liabilities                     88,171        37,703
                                                 ---------     ---------
 Net cash used by operating activities            (95,333)     (267,645)
                                                 ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable-shareholders                        94,352          99,909

Additional paid-in capital                             0         170,275
                                                ---------      ---------
Net cash provided by financing activities         94,352         270,174
                                                ---------      ---------
Beginning cash                                     1,503           2,283
                                                ---------      ---------
Ending cash                                    $     522      $    4,822
                                                ========        =========














<PAGE 6>


PART I.  FINANCIAL INFORMATION, ITEM 1  FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2000

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
2.	Earning per share is computed using the weighted average number of shares of common stock outstanding.
3.	The Company has not yet adopted any policy regarding payment of dividends.  No dividends  have been paid since inception.
4.	The cost of equipment is depreciated over the estimated useful life of the equipment.
5.	The company has adopted December 31 as its fiscal year end.


Note 2. There are no inventory values reflected in the statements as they have been expensed.

Note 3. Related Party Transactions: Stockholder's advanced additional loans in the amount of $13,045 on Demand Notes at 12% annual interest rate compounded monthly.

Note 4. Property and Equipment: No new Property or Equipment was added during this quarter ending 6/30/00.




<PAGE 7>




PART I.  FINANCIAL INFORMATION, ITEM 1  FINANCIAL STATEMENTS (CONT.)


Note 5. Income Taxes: There are no Income Taxes due as of the date June 30, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement is issued.

Note 6. Stockholder's Equity

1.	There were no preferred stocks issued in the quarter ending June
30, 2000.
2.	The Company offered a Warrant Package in 1999: Each warrant unit contains 100,000 shares of restricted common stock and 33,334 warrants to purchase 33,334 shares of common stock at $0.15 per share exercisable for a 2-year period from the purchase date.
During the year ended December 31, 1999, 408,342 warrants/shares were issued.  There were no warrants issued in the quarter ending
March 31, 2000.
3.	There was no contribution of donated capital in the quarter
ending June 30, 2000.

Note 7.  Results of the 2nd quarter of 2000 operation:


1.	Assets were increased by $11,968.
2.	Accrued and Other Liabilities increased by $91,427.
3.	Stockholder loans were increased by $13,045.
4.	There was no issue of stocks.
5.	There was no additional paid-in-capital.
6.	Operational loss for the period is $86,357 compared to loss of
$138,500 for quarter ending June 30, 1999.
7.	Revenue for sales was $101,883 compared to second quarter of 1999 of $19,490, an increase of $82,393.  These include the final payment of DeliveSafe deposit on its license agreement.
8.	Operational expense was $188,240 compared to second quarter of
1999 of $157,990.
9.	Based on weighted average number of shares outstanding in both periods the net loss per share was $.0038 in 2000 compared to $.0062 in 1999.















<PAGE 8>
ITEM 2 : MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

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

RECENT DEVELOPMENTS

We have either successfully completed testing and specific product use or are currently involved in the test process and system application for several food companies in both the United States and Western Europe, who have historically been unable to eliminate spoilage and cost effectively ship or deliver their perishable food products. We have focused a major part of our sales and marketing roll out in support of our first licensed joint venture partner, DeliverSafe Inc.

DeliverSafe, a private company currently engaged in a second round private placement anticipatory to an IPO, is the worldwide value added manufacturer and distributor for the ThermaFreeze patent pending system for shipping/delivery of temperature sensitive perishable food. This system has now been 100% successful and highly cost effective in shipping or delivery of perishable food ranging from Swiss chocolate to fish. The DeliverSafe perishable food system is the only proven method for shipping or delivery without a refrigeration power source.
Completed customer product tests include Albertsons, the second largest U.S. grocery chain, for non-attended perishable food delivery. Albertsons tests allowed eight hours of protection for frozen ice cream, fresh fish, milk, eggs etc. in outside ambient temperatures in excess of 100 Degrees f. Another field test allowed Wendy's independent food quality testing laboratory to replace dry ice and eliminate spoiled or freeze altered samples of french fries, chicken and beef from their many vendors. The DeliverSafe System solves perishable food shipping/delivery problems for all food companies from "new economy" Internet retail and wholesale perishable food sales to creating new distribution methods for "old economy" perishable food companies. One of the three largest U.S. candy manufacturers has successfully opened new national retail sales by using the DeliverSafe products.





<PAGE 9>

ITEM 2  MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION (CONT.)

The following is a partial list of either tests in progress, test completed or initial customer orders :

NORTH AMERICA
1.	Consolidated Products Services
This customer is "the largest candy distributor in the US" with distribution centers in Indianapolis, IN, Kennesaw, GA, Grand Prairie, TX, Milwaukee, WI, Aurora, CO, Melbourne, FL and their headquarters in Mechanicsburg, PA. The original order was for 5,500 DeliverSafe ThermaBarrier liners. We are initially shipping to each distribution center on a weekly basis. Customer feedback on product performance is "excellent."
2.	Tyson Distribution
This key customer is a major contract shipper for one of the three largest confectioners in the world. We have shipped 69 cases of 6 x 6 ThermaFreeze pads YTD with 51 more in production. We expect them to average 40 cases per month from June through September just to ship one brand of candy. All shipments are sent by UPS ground service with six pads of ThermaFreeze as the only protection for each master case. They have not experienced a single thermal failure.
3.	Wendy's International
We have performed two test shipments for Wendy's Quality Assurance department in Ohio. We are about to enter the final test phase with a custom DeliverSafe system. Once that test is completed and approved, we expect all of Wendy's QA samples to be shipped with our DeliverSafe system. All three raw materials (beef, poultry and potatoes) are shipped from numerous production sites across the country to an independent lab in Columbus, OH for QA testing.
4.	Albertsons.com
This company's primary E-commerce facility in Fort Worth, TX is being modified at this time to handle perishable goods. This is a critical move since the main profit stream in the grocery business is from perishables and value-added products. They have worked only with dry goods up to this point in order to gain a clear understanding of the Internet grocery segment's market prospects.
We have been informed that they will be ready to begin using the DeliverSafe system towards the end of 2000.
5.	Shanghai, China Fish
We have successfully concluded small FedEx shipments of frozen, cooked crawfish for this customer. The crawfish are imported from China in 40-foot containers and distributed across the US. There are several containers inbound at this time. The next stage is the shipment of five-pound shipments to locations across the US.





<PAGE 10>



ITEM 2 : MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION (CONT.)

EUROPE

1.	Airline Catering Operations
(a)	Austrian Airlines has completed successful testing of ThermaFreeze refrigerant.
(b)	Swissair is conducting tests at their subsidiaries, Crossair and
Gate Gourmet.  Tests have been successful and continuing.
(c)	Singapore Airlines is conducting tests at their Zurich station.
(d)	LSG Skychef in Milan has completed successful testing of
ThermaFreeze refrigerant.  They are quite interested in
implementing the product once we can provide a HydraFreezer at their location.
2.	Givaudan
This company produces aromatics in Switzerland as food additives.
They are currently testing ThermaFreeze refrigerant.
3.	Nestle's
They have conducted successful stationary tests in their Swiss headquarters. In early July they successfully completed a 3-day field test of 20 cases of candy from Zurich to Guatemala, via
Madrid.  We await the next stage in the sales cycle, which will occur after the European August holidays.
4.	Kintetsu
This company is a primary freight forwarder for Nestle's. They have informed Nestle's that they have found the answer (ThermaFreeze refrigerant) to their thermal failure problems.
5.	Fisco-Findus
They are a Nestle's subsidiary and are currently testing
ThermaFreeze refrigerant to ship seafood in Central and Western
Europe.
6.	Teuscher Chocolate
This company is considered by many to be the premier Swiss
chocolatier. Mr. Teuscher himself conducted tests in June, using ThermaFreeze refrigerant to ship his chocolate to Italy, France and
Texas. After testing, Teuscher purchased one case of 6 x 8 pads to determine how many cases of various pad sizes they will need to fit their wide variety of box sizes.
7.	Hugo Dubno
This "fancy food" distributor and a member of the Swiss Food Coop, is a beginning customer in Zurich, using our products to ship across
Europe.
8.	Top Toque
Members of the Swiss Food Coop. They have completed successful testing of ThermaFreeze refrigerant to ship seafood. Their French subsidiary is currently conducting tests. We expect fall production orders.
<PAGE 11>


ITEM 2 : MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION (CONT.)

9.	Migros
This is the top Internet, e-mail and Fax food ordering distributor in Switzerland with 15,000 shipments per day. They are in test mode.


In order to maximize revenue potential, DeliverSafe, Inc. must secure additional financing (thus their current private placement) for machinery and equipment necessary to facilitate a "Just in Time" availability of DeliverSafe Systems to large food companies. Smaller companies can immediately utilize and benefit from the System. According to DeliverSafe,when fully customer installed, the prospective food business can contribute $5,000,000 + to ThermaFreeze, Inc. annual revenue and grow at least 100% annually for five years thereafter.





































<PAGE 12>


PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

		None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         	None.

ITEM 5 - OTHER INFORMATION

	None




























<PAGE 13>







ITEM 6 - EXHIBITS AND REPORTS  ON FORM 8-K

(A)  EXHIBITS

		None

(B)  REPORTS ON FORM 8-K

      	None.



PART III.	SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

THERMAFREEZE, INC.
-----------------


Date: July 31, 2000


      By:/s/ Joseph Murray
      ----------------------
				   JOSEPH MURRAY, President

				  By: /s/ Thomas Pryor
				  -----------------------
				   THOMAS PRYOR, CPA












<Page 14>