Form 10QSB
period 2000-09-30
THERMAFREEZE INC
filed 2000-11-16
CIK 1107080

WASHINGTON, D.C. 20549


  FORM 10-QSB


 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended September 30, 2000

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


There were 23,960,888 shares of the Issuer's Common Stock outstanding and 5,000,000 of Preferred Stock outstanding as of September 30, 2000.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]













<PAGE 1>



INDEX



PART I. 	FINANCIAL INFORMATION -------------  P. 3

ITEM 1. 	FINANCIAL STATEMENTS  -------------  P. 3

Balance Sheet At Sept. 30, 2000
And December 31, 1999  ----------------------------  P. 3

Statement Of Operations (9 Months) For The Periods
Ending September 30, 2000 And September 30, 1999 ---  P. 4

Statement Of Operations (3 Months) For The Periods
Ending September 30,2000 And September 30,1999 -----  P. 5

Statement Of Cash Flows  (9 Months) For The Periods
Ending September 30,2000 And September 30, 1999 ---   P. 6

NOTES TO FINANCIAL STATEMENTS	--------------------  P. 7

ITEM 2.  	MANAGEMENT DISCUSSION AND ANALYSIS OF
         	PLANS OF OPERATION -----------------  P. 9

PART II. 	OTHER INFORMATION -----------------   P. 11

ITEM 1.  	LEGAL PROCEEDINGS ------------------  P. 11

ITEM 2.  	CHANGES IN SECURITIES AND USE OF PROCEEDS --  P. 11

ITEM 3.  	DEFAULTS UPON SENIOR SECURITIES  -------------  P. 11

ITEM 4.  	SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS -------------------  P. 11

ITEM 5   	OTHER INFORMATION   --------------------------  P. 11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -------------  P. 11


PART III.	SIGNATURES   ---------------------------------  P. 12










<PAGE 2>



PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THERMAFREEZE, INC.
(A Development Stage Company)
Balance Sheet
September 30, 2000 and December 31, 1999

                                         Sept. 30	Dec.31
					    2000	1999
    					(Unaudited)	 (Audited)
ASSETS

Assets:
Cash                                          $   13,101          1,503

Accounts receivable                                9,977	  5,105
Furniture, fixtures and equipment, net             1,010	  1,090
                                              ----------     ----------
              Total Assets                    $   24,088     $    7,698
                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Notes Payable - Shareholders                  $1,235,915     $1,081,263
Accrued and other liabilities                    261,005        108,158
                                              ----------     ----------
             Total Liabilities                 1,496,920      1,189,421
                                              ----------     ----------
Common Stock, $0.001 par value,
  40,000,000 shares authorized; 23,960,888
  shares issued and outstanding at 9/20/00
  and 12/31/99                                    22,762         22,512

Preferred Stock, $0.001 par value,
  10,000,000 shares authorized; 5,000,000
  shares issued and outstanding at 9/30/00
  and 12/31/99                                     5,000          5,000

Additional paid-in capital                     2,138,310      2,106,750

Deficit accumulated during development stage  (3,638,904)    (3,315,985)
					       ----------     ----------
            Total Stockholders' Deficit       (1,472,832)   (1,181,723)
					      ----------    ----------
Total Liabilities and Stockholders' Deficit   $    24,088     $   7,698
					      ==========     ==========

The accompanying notes are an integral part of these financial statements. The balance for December 31, 1999 were taken from the audited financial statements at that date.



<PAGE 3>
PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

Income Statements
For 9 Months
September 30, 2000  and September 30, 1999


STATEMENT OF OPERATIONS 		                    Sept. 30,	   Sept.30
                                               2000           1999
                                       		 		(Unaudited)	   (Audited)

Revenue                                      $ 143,298        42,052
Research and development                       203,974       199,348
General and administrative expenses            156,441      	136,476
Depreciation                                       181           182
                                              ----------    ----------
Net deficit before other expenses             (217,298)     (293,954)

Other expenses - Interest                       105,599        95,661
                                              ----------    ----------
 Net deficit accumulated

     during development stage                 $(322,897)  $  (389,615)
                                               ==========   ==========


Weighted average number of
     common shares outstanding                   23,960,888   22,511,522

Net (loss) per share                             $ (0.0135)  $  (0.0174)
                                                 ===========  ==========



















<PAGE 4>





PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

Income Statements
For 3 Months
September 30, 2000  and September 30, 1999


STATEMENT OF OPERATIONS 		                	Qtr Ending	  Qtr Ending
                              					         	Sept. 30,	  Sept. 30
                                               2000           1999
					                                     	(Unaudited)	   (Audited)

Revenue                                        $  25,514    $ 15,357
Research and development                          64,749      62,872
General and administrative expenses               71,592	     15,770
Depreciation                                            0         91
                                                ----------   ----------
Net deficit before other expenses               ( 110,827)  (  63,376)
Other expenses - Interest                          36,109      32,206
                                                ----------    ----------
 Net deficit accumulated
     during development stage                   $ (146,936)   $ (95,582)
                                                 ==========   ==========


Weighted average number of
     common shares outstanding                   23,960,888   22,511,522

Net (loss) per share                             $ (0.0062) $   (0.0043)
                                                 ===========  ==========



















<PAGE 5>


PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)


THERMAFREEZE, INC.
(A Development Stage Company)


Statement of Cash Flows
9 Months
For the Periods
September 30, 2000  and September 30, 1999



STATEMENT OF CASH FLOWS			                  	Sept.30,	   Sept.30
                                              2000           1999
					                                     	(Unaudited)	   (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $(322,914)  $(390,702)
 Depreciation                                          80         272
 (Increase)/Decrease in accounts receivable        (4,872)   	 (5,476)
 Increase in other liabilities                    152,853        58,917
                                                 ---------     ---------
 Net cash used by operating activities            (174,853)    (336,989)
                                                 ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable-shareholders                        154,652        128,767

Stock Sales	                        			           31,800        209,325
                                                ---------      ---------
Net cash provided by financing activities         186,452        338,092
                                                ---------      ---------
Beginning cash                                      1,502          2,283
                                                ---------      ---------
Ending cash                                    $   13,101      $   3,386

                                                ========      =========














<PAGE 6>


PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)

THERMAFREEZE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September, 30, 2000

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

Note 3. Related Party Transactions: Stockholder's advanced additional loans during the quarter in the amount of $60,300 on Demand Notes at 12% annual interest rate compounded monthly.

Note 4. Property and Equipment: No new Property or Equipment was added during this quarter ending 9/30/00.




<PAGE 7>




PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS (CONT.)


Note 5. Income Taxes: There are no Income Taxes due as of the date September 30, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement is issued.

Note 6. Stockholder's Equity

       For the nine months ending September 30, 2000:

1.	There were no additional preferred stocks issued.
2.	There was Common Stock sold totaling 249,683 Shares for $31,800.
3.	Operational Loss increase by $(322,897).
4.	The Company offered a Warrant Package in 1999: Each warrant unit contains 100,000 shares of restricted common stock and 33,334 warrants to purchase 33,334 shares of common stock at $0.15 per share exercisable for a 2-year period from the purchase date.
During the year ended December 31, 1999, 408,342 warrants/shares were issued.  There were no warrants issued in the quarter ending
September 30, 2000.
5.	There was 751,366 Common Shares issued to complete a paid
purchase transaction in 1998 and inadvertently omitted from previous reports. The current Balance Sheet reflects the correct number of shares for Common Stock in the amount of 23,960,888.



Note 7. Result of third quarter operation:

1.	Assets were increased by  $9,851.
2.	Accrued and Other Liabilities increased by $ 64,676.
3.	Stockholder loans were increased by $60,300.
4.	Common Stock was sold for $31,800.
5.	Loss on operation $(146,935).
6.	Based on weighted average number of shares outstanding the net loss per share was $.0062.













<PAGE 8>


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

RECENT DEVELOPMENTS

We continue pursuing capital to both upgrade existing machinery/equipment and add additional production and processing machinery/equipment to accommodate existing orders from a variety of worldwide prospective customers. As previously reported, we have focused a major part of our sales and marketing roll out in support of our first licensed joint venture partner, DeliverSafe Inc.

DeliverSafe, a private company currently engaged in a second round private placement anticipatory to an IPO, is the worldwide value added manufacturer and distributor for the ThermaFreeze patent pending system for shipping/delivery of temperature sensitive perishable food. This system has now been 100% successful and highly cost effective in shipping or delivery of perishable food ranging from Swiss chocolate to fish. The DeliverSafe perishable food system is the only proven method for shipping or delivery without a refrigeration power source. Completed customer product tests include Albertsons, the second largest U.S. grocery chain, for non-attended perishable food delivery. Albertsons tests allowed eight hours of protection for frozen ice cream, fresh fish, milk, eggs etc. in outside ambient temperatures in excess of 100 F. Another field test allowed Wendy's independent food quality testing laboratory to replace dry ice and eliminate spoiled or freeze altered samples of french fries, chicken and beef from their many vendors. The DeliverSafe System solves perishable food shipping/delivery problems for all food companies from "new economy" Internet retail and wholesale perishable food sales to creating new distribution methods for "old economy" perishable food companies. One of the three largest U.S. candy manufacturers has successfully opened new national retail sales by using the DeliverSafe products.





<PAGE 9>



ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION (CONT.)

In order to maximize revenue potential, DeliverSafe, Inc. must secure additional financing (thus their current private placement) for machinery and equipment necessary to facilitate a "Just in Time" availability of DeliverSafe Systems to large food companies. Smaller companies can immediately utilize and benefit from the System. According to DeliverSafe, when fully customer installed, the prospective food business can contribute $5,000,000 + to ThermaFreeze, Inc. annual revenue and grow at least 100% annually for five years thereafter.





































<PAGE 10>


PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

		None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

There were 249,683 shares of Common Stock sold in the quarter ended September 30, 2000 for $31,800. This amount was used in providing funds for current operations.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         	None.

ITEM 5 - OTHER INFORMATION

	None


ITEM 6 - EXHIBITS AND REPORTS  ON FORM 8-K

(A)  EXHIBITS

		None

(B)  REPORTS ON FORM 8-K

      	None.

















<PAGE 11>




PART III.	SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

THERMAFREEZE, INC.
-----------------


Date: November 15, 2000


			By:/s/ Joseph Murray
                          ----------------------
			   JOSEPH MURRAY, President

			By: /s/ Thomas Pryor
			  -----------------------
			   THOMAS PRYOR, CPA












<PAGE 12>