Form 10KSB
period 2000-12-31
THERMAFREEZE INC
filed 2001-03-14
CIK 1107080

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10 - KSB


      [X}ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934

         		For the fiscal year ended  December 31, 2000
                                      --------------------



                              ThermaFreeze, Inc.
             ---------------------------------------------------
               (Name of Small Business Issuer in its charter)


             Delaware                            95-4520761
 -------------------------------   -------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)


         4430 Haskell Avenue, Encino, CA                91436
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


                              818-784-2445
        ---------------------------------------------------------
                        Issuer's Telephone Number


Securities registered under Section 12(b) of the Exchange Act:


    Title of Each Class            Name on each exchange on which
    to be registered               each class is to be registered

  Common Stock, .001 par value        Nasdaq Over the Counter Bulletin Board
  --------------------------      -----------------------------------


Securities to be registered under section 12(g) of the Act:

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $146,348
									    --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company (based on the closing price os such stock as reported by the Over the Counter Bulletin Board) on December 31, 2000: $3,467,637

Common Stock, $.001 par value per share, 40,000,000 shares authorized, 26,674,135 issued and outstanding as of December 31, 2000. Preferred Stock, $001. par value per share, 10,000,000 shares authorized, 5,000,000 issued and outstanding as of December 31, 2000.


TABLE OF CONTENTS


Part I   .........................................................  3

Item 1.  Description of Business..................................  3
Item 2.  Description of Property.................................. 12
Item 3.  Legal Proceedings........................................ 12
Item 4.  Submission of Matters to a Vote of Security Holders...... 12


Part II  ......................................................... 13

Item 5.  Market for Common Equity and Related Stockholder Matters. 13
Item 6.  Management's Discussion and Analysis or Plan of
   Operation................................................ 14
Item 7.  Financial Statements ... ................................ 16

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................  17


Part III ........................................................  17

Item 9.  Directors, Executives, Officers and Significant
         Employees................................................ 17

Item 10. Remuneration of Directors and Executive
         Officers................................................. 19
Item 11. Security Ownership of Management and Others and Certain
         Security Holders......................................... 20
Item 12. Certain Relationships and Related Transactions........... 21

Item 13. Exhibits and Reports on Form 8-K ........................ 21

SIGNATURES ....................................................... 22


                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

1.  Business Development, Organization and Acquisition Activities

ThermaFreeze, Incorporated, (the "Company") or ("THFZ") was formed in Delaware in May 1994, as Baseball Properties, Inc., a publicly held Delaware Corporation. The original ThermaFreeze(TM), Inc. was formed in Nevada in March, 1995, and acquired by Baseball Properties, Inc. The acquisition became operationally effective in January of 1997.

The Company is a Development Stage Company with no history of profitable operations, financed by several existing shareholders. ThermaFreeze(TM) was formed to further develop, manufacture and market a diverse, state of the art product line for the packaging and shipping of temperature sensitive products. Applications include such products but not limited to the shipping of whole blood, plasma and human organs, to food products of all types, flowers and pharmaceuticals.

The Company has the authority to issue 10,000,000 Shares of Preferred Stock at $.001. par value, 5,000,000 Preferred Shares are presently issued and outstanding; and, the Company has the authority to issue 40,000,000 Shares of Common Stock at $.001 par value, of which 26,674,135 of which are presently issued and outstanding. The Company's shares are traded on OTC-BB. The symbol is THFZ.

Approximately 26,674,135 shares of the Company's Common Stock, $.001 par value are presently issued outstanding, the Company has issued 5,000,000 of its Convertible Preferred Shares.

(a) Operating History

The Company was formed in Delaware in May 1994, as Baseball Properties, Inc., a publicly held Delaware Corporation. The original ThermaFreeze(TM), Inc. was formed in Nevada in March, 1995, and acquired by Baseball Properties, Inc. The acquisition became operationally effective in January of 1997. The Company is a Development Stage Company with no history of profitable operations, financed by several existing shareholders. ThermaFreeze (TM) was formed to further develop, manufacture and market a diverse, state of the art product line for the packaging and shipping of temperature sensitive products. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering developing market with a new product concept. The Company's prospects must be considered in light of the risks, uncertainties,expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with a new product concept. Such risks include, without limitation, the lack of broad acceptance of the company's products, the possibility that the Company will fail to achieve broad acceptance, the inability of the Company to generate significant revenues from its customers, the company's inability to anticipate and adapt to a developing market, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to find markets for its products, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

(b) Description of The Business

ThermaFreeze(TM) was formed to develop, manufacture and market a diverse, product line for the packaging and shipping of temperature sensitive products. Any product being shipped, whether food, medical or pharmaceutical, must be maintained within certain temperature parameters determined by the producer. To maintain those parameters in the most cost effective manner is the mission of all shipping companies and packaging engineers. Toward this end, the Company has designed a group of thermal protection products that may be used individually or together as a system. The products prevent heat from entering or exiting a given receptacle whether it is the box or pouch within the container or the container itself.

(c) Company Products

ThermaFreeze(TM) provides a versatile product, that contains a non-toxic refrigerant,when hydrated and frozen or hydrated and heated, that can maintain the desired temperature range for extended periods of time. ThermaBarrier(TM) is designed to protect against solar radiation, that is, heat transferred through radiated energy. This film material when properly applied reflects radiated heat and protects the cargo both from the intrusion and extrusion of heat.

ThermaFreeze(TM) product line controls heat attack from conduction, radiation or convection. ThermaFreeze(TM) is a non-toxic refrigerant produced from a proprietary formula of plastic film, non-woven fabrics and special polymers, which when hydrated and frozen, is capable of maintaining cold temperatures during transit or if hydrated and heated, of maintaining a warm temperature.

(d) Developing and Changing Market

Present packing and shipping methods in the medical, pharmaceutical and food-processing industries are well established. The Company believes its comprehensive system can offer these customers a different and innovative, from both a cost-effective and product protection, approach to ship product.

Management believes the Company's line of ThermaFreeze's products can provide the dual benefits of lower shipping costs combined with minimal spoilage rates. By replacing the present freezing media, wet or dry ice or gel blocks packed in insulated containers with ThermaFreeze, total shipping weight and relate shipping costs will be reduced, sometimes substantially. Management believes the efficiency of the Company's products will reduce or in many cases eliminate spoilage during transit.

The packaging industry has not developed any innovative products or technologies that address the specialized needs of many of its clients. The profusion and variety of items being transported require new methods and concepts that have not been forthcoming. Wet or dry ice or frozen gel blocks have, in one form or another, been the basis of temperature sensitive shipping for the past 50 years. When packed in insulated containers, usually Styrofoam lined, the product is ready to be shipped. A typical example might involve a pharmaceutical company shipping a two-pound payload plus two pounds of frozen gel blocks packaged in a 14-pound box. The cost required to deliver 18 pounds of payload, container and gel is almost twice the cost of the Company's system in the same application. Assuming the pharmaceutical company ships 10,000 of these containers each month, the Company's system will make a dramatic impact on current packaging and shipping methods.

The ThermaFreeze(TM) family of refrigerants and containers when used together, might offer a more cost-effective shipping medium than any present packaging and shipping media by reducing overall shipping weight and product deterioration. Management believes the packaging industry has been slow to address the need for lighter, more efficient thermal protection. The Company hopes large shippers might embrace any product that can increase efficiency and reduce costs. The techniques and designs of the Company's products and production equipment are subject either to exclusive licenses or will be the subjects of patent applications to be filed with respect to chemical formulations and manufacturing processes and designs. The inability to attract and retain customers for its products could have a material adverse effect upon the Company's business, results of operations and financial condition.

(e) Product Composition and Manufacture

The Company's refrigerant product line is produced in long, continuous, ribbon-like strips and delivered to the users for hydration and freezing or hydration and heating depending on the specific usage. The essential structure involves a thin plastic film layer, non-woven fabric and an assortment of special polymers and chemical additives. All of the requisite materials needed for the product production are readily available from several sources.

(f) Market Segments and Potential Applications

The Company has identified and intends to concentrate its marketing and product development efforts in several specific market segments and industries.

i) Pharmaceutical Application

Human and animal vaccines and serums must be shipped in temperature controlled conditions within the specific parameters mandated by the manufacturers. Any material deviation may negatively impact their effectiveness or in some cases actually cause additional harm. The Company's ThermaBarrier(TM) and ThermaFreeze(TM), depending on the specific transit conditions required, provides a shipping alternative for this market.

ii)  Clinical Laboratory Applications

As medical procedures become more sophisticated, there is an increasing demand for human organs as well as human and animal blood and tissue samples. In many instances, transport is required from acquisition site, to usage site while maintaining the shipments specified temperature range critical to the overall efficacy of the treatment or the procedure. The Company's products can provide the necessary thermal protection as may be required.

iii) Medical Applications

ThermaFreeze(TM) is suited for topical application as either a hot or cold compress. General medical uses, physical therapy and orthopedic situations often require heat and cold to be applied immediately upon injury or in continuing treatment. Hospitals and clinics can maintain a supply of frozen ThermaFreeze(TM) for immediate use. Dry ThermaFreeze(TM) can be, within two minutes, hydrated in cold water for use as a cool compress while hydrated ThermaFreeze(TM) can be heated, within two minutes, in a microwave, for use as a hot compress.

(g) Potential Cost Savings:

The Company is believes its group of products can be adapted to fit the needs of most customers while offering a savings in shipping costs and reducing the rate of spoilage or product deterioration.

(h) ThermaFreeze Production Machine

An advanced ThermaFreeze(TM) production machine has been completed by Thermal Products, Inc., a non-affiliated third party. It significantly improves production capacity, efficiency and finished goods quality. The Company has exclusive lease rights for the United States with worldwide Joint Venture participation to the machine. A patent was granted in 1996.

This machine's design utilizes a process control and reporting system. The hardware design is open, permitting easy maintenance of components and heavy part replacement, if necessary. An on-board hoist and an air compressor are included to make the machine almost completely self-contained.


(i)  Competition and Markets

The Company is at a competitive disadvantage with some other firms and individuals that have greater financial resources and larger technical staffs than the Company. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Company.

The Company is entering a marketplace where new products, technology and innovation are just emerging. Essentially, the market is controlled by the use of wet ice, dry ice and gel blocks packed in a Styrofoam insert and foam lined shipping boxes. The packaging market is familiar with the use, performance, and limitations of these products and large manufacturers and shippers have sizable inventories of these products.

Despite these factors, the Company hopes it can provide cost-effective benefits of its packaging system, in that it will outweigh any rationale for the continued use of the present shipping media. Management is presently aware of only four direct competitors who offer a thermal product similar to ThermaFreeze(TM).

i)   Dynetherm, Inc., Division of Weyerhaeuser, Inc., Theodore,
AL.They sell a product line essentially the same as ThermaFreeze(TM), Inc.

ii) Techni-Ice (Australia). Producing a refrigerant pad sold in the U.S.

iii) Sealed Air Australia. Sealed Air Corporation acquired the assets of Thermarite Pty. Ltd. in 1996. This is another similar product to the ThermaFreeze produce.

iv)  Maxwell Chase (Atlanta, Georgia)

(j) Sales and Marketing

The Company has contacted major potential users in its target industries, pharmaceuticals, medical and food processing. Some of this potential users have already either used or tested the Company's products.

The Company plans to conduct the bulk of its early sales efforts through the use of manufacturers representatives, which provides the lowest cost and highest production. This method of selling will allow the Company personnel to establish personal contact with the end users of its products. The Company plans to retain all billing responsibilities and thereby maintain control of customer pricing, market conditions and trends. If its business develops, the Company may choose to appoint exclusive and or non-exclusive distributors to service specific markets. No Sales Contracts or Suppliers Contracts have been issued at this time.

(k) Other Products

Management is considering other growth opportunities and potential acquisitions of businesses and/or the acquisition of exclusive proprietary rights in consumer/commercial products similar or complementary to that of the Company, but there can be no assurance that such opportunities will arise or will be profitable to the Company. The pursuit of any such growth opportunities will require a significant investment of funds and management attention. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

2)  Raw Materials and Suppliers

The Company obtains its products through a licensing agreement and does not use any raw materials or have any principal suppliers of raw materials.

3) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through targeted customer marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users will continue to purchase the ThermaFreeze product on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

4) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment,the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

5)  Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

6)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On January 10, 2000, the Company signed a contract granting an exclusive license for Patent Pending perishable food delivery/shipping system with DeliverSafe Inc. of Los Angeles. An initial License Fee of $250,000 has been paid. The license agreement also requires ThermaFreeze Inc. to transfer all food customers and prospective food customers to DeliverSafe Inc.


8)  Regulation

The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

9)  Effect of Existing or Probable Government Regulations

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the demand for the Company's products, which could increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

10) Research and Development Activities

The Company, among other things, plans to develop and market its ThermaFreeze(TM) brand product, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide customer service, respond to competitive developments and attract, integrate, and motivate qualified personnel provided the company can generate sales and profit.

As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing any or all of its plans, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

11)  Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect its other operations.

12)  Employees

The Company currently has three (3) Officers of the Company. As the Company begins to develop its markets it will need to add employees.

(i) The Company's performance is substantially dependent on the performance of its Chairman and President, Joseph Murray. In particular, the Company's success depends on his ability to identify, develop and market the company's products.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial
personnel in the future.   The inability to attract and retain the
technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

13)  The Industry & Potential Effect on the Company's Plan of Operations

As potential markets grow and countries from the most industrialized to those struggling to emerge from third world status seek to build viable foreign markets for their exports, the Company's line of products and services are positioned to help effect changes in packaging and delivery.

The Company plans to market its products through the retail channels of distribution, utilizing contract sales representatives. Failure by the Company to adapt to changing market conditions or identify productive contract sales representatives could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

A.  Description of Property

The address of the principal office is: 4430 Haskell Avenue, Encino, CA 91436. Approximately 3,500 square feet is rented on a month to month occupancy basis in Encino, California for Sales and Administration. A lease arrangement is available on the present arrangement. The company rents administrative offices from Sheila McGuire, a shareholder of the Company.

The Company leases manufacturing space approximately 9,500 square feet of in Mobile, Alabama. The factory site address is 776 Lakeside Dr., Mobile, AL 36693. The Factory is located on a lot as a stand alone structure; 3,270 sq. ft. is occupied by office space, 6,380 square feet is occupied by manufacturing. The Company owns no real estate and rents all of its equipment.

Management believes that this is currently suitable for the Company's needs for the next twenty-four (24) months.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings nor does it have knowledge of any threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.	Market Information

(1) The Company's common stock is listed and trading on the NASD Over The Counter Bulletin Board under trading symbol "THFZ."

CERTAIN MARKET INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "THFZ." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

                                         Common Stock
PERIOD                              HIGH             LOW
------                              ----             ---

Calendar Year 2000
------------------
First Quarter ended 3/31/00         $0.23            $0.18
Second Quarter ended 6/30/00        $0.2812          $0.0938
Third Quarter ended 9/30/00         $0.3125          $0.1875
Fourth Quarter ended 12/31/00       $0.25            $0.125

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.20            $0.11
Second Quarter ended 6/30/99        $0.28            $0.15
Third Quarter ended 9/30/99         $0.28            $0.15
Fourth Quarter ended 12/31/99       $0.28            $0.11

Calendar Year 1998
------------------
First Quarter ended 3/31/98         $0.37            $0.15
Second Quarter ended 6/30/98        $0.40            $0.25
Third Quarter ended 9/30/98         $0.70            $0.12
Fourth Quarter ended 12/31/98       $0.30            $0.12


(2)(i) During the year ended December 31, 1999, 408,342 warrant units were issued. Each warrant unit contains 100,000 shares of restricted common stock and 33,334 warrants to purchase 33,334 shares of commons tock at $.15 per share exercisable for a 2-year period from the date of purchase.

(ii) There are approximately 9,976,891 shares restricted common Stock of the Company, of which all of these restricted shares which are more than two years old that could be sold under Rule 144 under the Securities Act of 1933, as amended.


(iii) There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.


B.  Holders

As of December 31, 2000, the Company has approximately one thousand seven hundred and ninety-nine (1,799) stockholders of record.

C.  Dividend Policy

The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

D.  Reports to Shareholders

The Company shall furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The Company shall comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

E.  Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of the Company are maintained by: United Stock Transfer Company, 3615 South Huron Street, Suite 104, Englewood, CO 80110 Phone: (303)783-9055.

ITEM 6.  MANANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1) On December 31, 2000, the Company had a Cash balance of $26.00 with outstanding accounts payable of $312,905 and notes payable of $1,480,488.

The Company currently does not have the available funds to meet its anticipated needs for working capital, capital expenditures and business expansion for the next 12 months. The Company expects that it will continue to experience a small operating cash flow for the foreseeable future as a result of significant new product development, advertising and infrastructure.

As an On Going concern, if the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's
Common Stock.   The Company does not currently have any contractual
restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lessor extent not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

3) Management believes that the Company's future growth and success will depend on its ability to find new investment capital coupled with a broader range of business products and services.

4) On January 10, 2000, the Company signed a contract granting an exclusive license for Patent Pending perishable food delivery/shipping system with DeliverSafe Inc. of Los Angeles. An initial License Fee of $250,000 has been paid. The license agreement also requires ThermaFreeze Inc. to transfer all food customers and prospective food customers to DeliverSafe Inc.

5) The Company during the quarter ending March 31, 2000 adopted a Stock Option Plan for key employees, consultants and others.

B.  Segment Data

As of December 31, 2000, the Company generated $146,348 in revenues as compared to $212,952, for calendar year ending December 31, 1999. Accordingly, the Statement of Operations expresses the financial information as consolidated and no table showing percentage breakdown of revenue by business segment or product line is included.

ITEM 7.  Financial Statements

a) The following documents (pages F-1 to F-8) form part of the report on the Financial Statements.

FINANCIAL STATEMENTS



										PAGE

Independent Auditor's Report						 F-1
Auditor's Consent 							 F-2
Balance Sheets								 F-3
Income Statements								 F-4
Statement of Stockholders' Equity					 F-5
Statement of Cash Flows							 F-6
Footnotes									 F-7-8



G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


INDEPENDENT AUDITOR'S REPORT

March 8, 2001

Board of Directors
ThermaFreeze, Inc.
Encino, CA

I have audited the Balance Sheets of ThermaFreeze, Inc.(the "Company") (A Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of ThermaFreeze, Inc., (A Development Stage Company), as of December 31, 2000 and 1999, and its related statements of operations, equity and cash flows for years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Signed
G. Brad Beckstead, CPA
F-1

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)





March 8, 2001


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of March 8, 2001, on the Financial Statements of ThermaFreeze, Inc. for the years ended December 31, 2000 and 1999, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,



G. Brad Beckstead, CPA

                                ThermaFreeze, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                           December 31, 2000 and 1999


BALANCE SHEET


                                              2000           1999
Assets
Cash                                          $       26     $    1,503

Accounts receivable                                1,425	      5,105
							    ----------	 ----------
		  Total Current Assets			   1,425	      6,608

Furniture, fixtures and equipment, net             	-	      1,090
                                              ----------     ----------
              Total Assets                    $    1,451     $    7,698
                                              ==========     ==========

Liabilities and Stockholders' Deficit

Accounts payable					    $  312,905	 $  108,158
							    ----------	-----------
              Total Current Liabilities		 312,905        108,158
Notes payable - shareholders                  $1,081,263     $1,003,036
                                              ----------     ----------
             Total Liabilities                 1,480,488      1,189,421
                                              ----------     ----------
Common Stock, $0.001 par value,
  40,000,000 shares authorized; 26,674,135
  and 22,511,522shares issued and outstanding
  at 12/31/00 and 12/31/99                        26,674         22,512

Preferred Stock, $0.001 par value,
  10,000,000 shares authorized; 5,000,000
  shares issued and outstanding at 12/31/00
  and 12/31/99                                     5,000          5,000

Additional paid-in capital                     2,104,188      1,883,002
Deficit accumulated during development stage  (3,614,899)    (3,315,985)
            Total Stockholders' Deficit       (,479,037)	 (1,181,723)
Total Liabilities and Stockholders' Deficit   $    1,451     $    7,698

               See accompanying notes to financial statements.

                                    ThermaFreeze, Inc.
                            (A Development Stage Company)
                                 Income Statement
                                  For the periods
                       December 31, 2000 and December 31, 1999


STATEMENT OF OPERATIONS
                                                  2000           1999
Revenue                                         $  146,348	  $  212,952

Research and development                           270,099       262,516

General and administrative expenses                 60,493       175,502

Depreciation                                         1,090           363
                                                ----------    ----------
-
Net deficit before other expenses                 (185,334     (225,429)

Other expenses - Interest                          113,580	     127,454
                                                ----------    ----------
 Net deficit accumulated
     during development stage                    $(298,914)   $(352,883)
                                                 ==========   ==========


Weighted average number of
     common shares outstanding                    26,674,135  22,511,522

Net (loss) per share                             $       -0-  $      -0-
                                                 ===========  ==========





               See accompanying notes to financial statements.

                              ThermaFreeze, Inc.
                        (A Development Stage Company)
                Statement of Changes in Stockholders' Equity
                              For the periods
                  December 31, 1999 and December 31, 1998



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         Deficit
                                                       Accumulated   Total
                                             Addt'l      During      Stock-
          Common     Stock  Preferred Stock  Paid-in   Development   holders'
          Shares     Amt.   Shares    Amt.   Capital     Stage       Deficit
Dec 31
1997,
Beginning
Balances  22,511,522 22,512 5,000,000 5,000  1,253,666  (2,135,788)  (854,600)

Dec 1998
Donated
Capital                                         629,336               629,336

Net Loss
Dec 1998                                                   (827,324) (827,324)

Dec 1999
Donated
Capital                                           223,748              223,748

Net Loss
Dec 31,
1999                                                       (352,883)  (352,883)

Balance
Dec 1999 22,511,522  22,512  5,000,000  5,000  2,106,750 (3,315,985) (1,181,723)
        =======================================================================
Dec 2000
Issued
For Cash   200,000      200                                                200

Dec 2000
Issued For
Services 3,962,613    3,962                       (2,562)			1,400

Net Loss
Dec 1999                                                    (298,914)  (298,914)

Balance
Dec 31,
1999    26,674,135  26,674  5,000,000  5,000  2,104,188 (3,614,899) (1,479,037)
        =======================================================================

               See accompanying notes to financial statements.

                                ThermaFreeze, Inc.
                        (A Development Stage Company)
                          Statement of Cash Flows
                              For the periods
                  December 31, 2000 and December 31, 1999


STATEMENT OF CASH FLOWS
                                                    2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                       $(298,914)    $(352,883)
     Stock Issued for services                          1,400            -
     Depreciation                                       1,090           363
     Increase in accounts receivable                   (3680)        (5,105)
     Increase in other liabilities                    204,747        54,870
                                                    ---------     ---------
     Net cash used by operating activities            (87,997)     (302,755)
                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities                -              -
                                                     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Notes payable-shareholders                       86,320         78,227

     Stock Issuance			                        200        223,748
                                                   ---------      ---------
     Net cash provided by financing activities         86,520       301,975
                                                   ---------      ---------

     Net decrease in cash                             (1,477)          (780)
     Beginning cash                                    1,503          2,283
                                                   ---------      ---------
     Ending cash                                    $     26      $   1,503
                                                    ========      =========
NON-CASH TRANSACTIONS

     Interest expense                              $113,580        $127,454
     Income taxes                                        -               -

     Stocks issued for services:
     Number of Shares				     3,962,613	       -
     Value of Shares Issued			     $   3,962		-
                                                    ========      =========

               See accompanying notes to financial statements.

ThermaFreeze, Inc.
(A Development Stage Company)

Notes

Note 1 - Significant accounting policies

The Company was organized May, 1994 (Date of Inception) under the laws of the State of Delaware, as Baseball Properties, Inc. In January, 1997, the Company acquired ThermaFreeze, Inc., a Nevada corporation, and changed its name to ThermaFreeze, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company uses the accrual method of accounting.

Earnings per share is computed using the weighted average number of shares of common stock outstanding.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

The Company has adopted December 31 as its fiscal year end.

Note 2 - Common stock

The Company is authorized to issue 40,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

During the year ended December 31, 1997, the Company issued 22,511,522 shares of its $0.001 par value common stock for cash and services pursuant to a private placement offering.

During the year ended December 31, 1998, $629,336 of donated capital was received in the form of cash and services, and is recorded as additional paid-in capital.

During the year ended December 31, 1999, $223,748 of donated capital was received in the form of cash and services, and is recorded as additional paid-in capital.

During the year ended December 31, 1999, 408,342 warrants were issued. Each warrant is redeemable for one share of common stock at $.15 per share exercisable for a 2-year period from the purchase date.

(Notes continued)

During the year ended December 31, 2000, the Company issued 200,000 shares of its $.001 par value common stock for cash of $200.

During the year ended December 31, 2000, the Company issued 3,962,613 shares of its $.001 par value common stock for services rendered valued at $3,962. $2,562 has been allocated out of additional paid-in capital for a net effect to shareholders equity of $1,400. Shares of Common Stock issued is 26,674,135. There are currently 1779 Stockholders.

There have been no other issuances of common or preferred stock.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 4 - Related party transactions

The Company leases its Encino, CA office space from a shareholder at a fair market rate of $2,500 per month. At times, the Company has not had the cashflow to pay for the rent, whereupon, the amount is added to a Note Payable to the shareholder. The note is due upon demand, and accrues interest at 1% per month cumulative until repaid.

The Company leases equipment from Thermal Products, Inc., a related entity, at a fair market rate of $10,000 per month. At times, the Company has not had the cashflow to pay for the rent, whereupon, the amount is added to a Note Payable to Thermal Products, Inc.. The note is due upon demand, and accrues interest at 1% per month cumulative until repaid.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Warrants and options

During the year ended December 31, 1999, 408,342 warrant units were issued. Each warrant unit contains 100,000 shares of restricted common stock and 33,334 warrants to purchase 33,334 shares of common stock at $.15 per share exercisable for a 2-year period from the purchase date.

(Part II Item 1. Financial Statements cont.)

b) Interim Financial Statements are not provided at this time as they are not applicable at this time.

c) Financial Statements of Businesses Acquired or to be acquired are not provided at this time, as they are not applicable at this time.

d) Pro-forma Financial Information is not provided at this time as it is not applicable at this time.


ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None--Not Applicable


                                Part III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

A. The names, ages and positions of the Company's directors and executive officers are as follows:



Name                         Age              Position
--------                    ------           ----------
Joseph C. Murray             62              Chairman and CEO

Thomas Pryor                 82              Chief Financial Officer
                                             & Director

Lyman Gaude                  58              Chief Operations Officer
                                             & Director




B.	Family relationships

None - not applicable.


17


C.  Work Experience

Joseph C. Murray, Director, was appointed Chairman and Chief Executive Officer in 1996. Prior to his appointment, Mr. Murray functioned as Strategic Planning Consultant and Director of Operations for the Company. From 1993 to 1995, Mr.Murray was involved in pre-incorporation research and development for ThermaFreeze. Previously, Mr. Murray led an engineering unit of Schwitzer Household International Inc. from 1977 to 1985. During his tenure revenues increased more than 200% to over $10 Million with corresponding increases in profitability. He led all activities in the Americas for Homes, LTD, a unit of Pullman, Inc. based in Huddersfield, England from 1986 through 1989. During the period of 1990 through 1993, Mr. Murray served as a consultant to small business development organizations backed by Indiana and Purdue Universities and consulted with state level economic development agencies in Indiana. Mr. Murray received a Degree in Liberal Arts at Boston College.

Thomas Pryor, CPA has been Chief Financial Officer and Director since the company's inception, March 1995. Following a public accounting career, Mr. Pryor became President and Co-Founder of Computer Data Corporation in 1964. The success of this company evolved into the 1978 founding of Computer Data Information Systems (CDIS). CDIS was a software development company providing total on-line integrated processing for large scale computer systems used primarily by the Fortune 1000 companies. CDIS was sold to NYNEX in 1989. Mr. Pryor received a Bachelor of Science Degree from Missouri University in 1938 and obtained a Degree in Computer Sciences form UCLA in postgraduate study.

Lyman Gaude was appointed Chief Operations Officer and Director of the Company in 1996. For 21 years, Mr. Guade served in the military in varied staff and technical positions and retired in 1981. He has owned and operated his own business since 1990. In 1989, Mr. Guade was a Co-Founder of a company that designed packaging systems. During a three-year tenure, Mr. Guade held the position of Vice President for Operations. Lyman E.D. Guade received a Bachelor of Arts Degree at South eastern Louisiana University.

D.  	Involvement on Certain Material Legal Proceedings During the Last
Five Years

(1) 	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

(2) 	No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) 	No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) 	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.


E.  Conflicts of Interest

The officers and directors of the Company are may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

ITEM 10.  EXECUTIVE COMPENSATION

(1)  Compensation of Executive Officers


Compensation of Executive Officer

Name              Title           Salary         Bonus    Common Stock
------------------------------------------------------------------------
--
Joseph C. Murray  Chairman/CEO    None(1)         None     None(3)
Thomas Pryor      CFO             None(2)         None     None(3)
Lyman Gaude       COO             None(2)         None     None(3)

All Executive Officers as a Group (3 persons)


The Company has no employment contracts in place with any of its Officers.

(4) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2000 for any service provided as a Director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers. No stock option plan is in place. No loans have been made to any officers or directors. Employees are currently paid by Thermal Products, Inc.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

A.  Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


Title      Name & Address                         Amount of      Percent
of         of Beneficial                          shares           of
Class      Owner of Shares         Position       held by Owner    Class
------     ---------------         --------       -------------    -----
--
Common     Joseph C. Murray(1)(2)  Chairman/CEO   1,000,000
3.75%

Common     Thomas Pryor(1)(2)      CFO            None
0.00%

Common     Lyman Gaude(1)(2)       COO              500,000
1.87%

Common     Thermal Products, Inc.                 6,168,689
23.13%

------------------------------------------------------------------------
All Executive Officers
Directors as a Group (3 persons)      Common:  	  7,668,689       28.75%


(1) Company address for all Officers is c/o ThermaFreeze, Inc. 4430 Haskell Avenue, Encino, CA 91436

(2) Note: All Common shares listed in the above Table were acquired by said Officers on November 11, 1996.

B.  Persons Sharing Ownership of Control of Shares

No person owns or shares the power to vote ten percent (10%) or more of the Company's securities. However, Thermal Products, Inc. does own greater than ten percent (10%).

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

During the year ended December 31, 1999, 408,342 warrant units were issued. Each warrant unit contains 100,000 shares of restricted common stock and 33,334 warrants to purchase 33,334 shares of common stock at $.15 per share exercisable for a 2-year period from the purchase date. There were no warrants issued during the year 2000.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

F.  Other

Not applicable.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None. - Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ThemaFreeze, Inc.



/s/ THOMAS PRYOR
------------------------
CFO and Director
Date:  March 13, 2001




22