Form 10QSB
period 2001-03-31
THERMAFREEZE INC
filed 2001-05-16
CIK 1107080

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

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


There were 205,892,092 shares of the Issuer's Common Stock outstanding and no Preferred Stock outstanding as of March 31, 2001.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]










<PAGE 1>

INDEX

                                                                PAGE
                                                                ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheet at March 31, 2001 and December 31, 2000           Page 3

Statement of Operation for the Periods Ending March 31, 2001    Page 5
      And March 31, 2000

Statement of Cash Flows for the Periods Ending March 31,2001    Page 6
      And March 31, 2000

Notes to Financial Statements                                   Page 7

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS                      Page 14
          OF PLANS OF OPERATION

PART II. OTHER INFORMATION                                      Page 16

ITEM 1.  LEGAL PROCEEDINGS                                      Page 16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              Page 16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        Page 16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                        Page 16

ITEM 5  OTHER INFORMATION                                       Page 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        Page 16

Exhibit X.  Form 8-K Filed March 15, 2001
Exhibit Y.  Form 8-K/A Filed March 29, 2001


PART III.         SIGNATURES                                    Page 17


<PAGE 2>

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THERMAFREEZE, INC.
Financial Statement (Unaudited)
March 31, 2001 and December 31, 2000

                                                March 31   December 31
                                                  2001        2000
                                              -----------  -----------

                      ASSETS

CURRENT ASSETS
Assets:
Cash                                          $  208,968    $       26
Accounts receivable                            2,656,650         1,425
Inventory                                        236,404
Notes receivable                                  54,688
Prepaid Expense                                  298,195
                                              -----------  -----------
              Total                           $3,454,905   $     1,451
FIXED ASSETS
Property, Plant, and Equipment                 2,078,877
Goodwill                                       2,112,345
                                              ----------
              Total                            4,191,222
                                              ----------
TOTAL ASSETS                                  $7,646,127
                                              ===========  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                              $4,550,408   $   312,905
Notes Payable                                  1,713,832
Short Term Leases                                 30,392
                                              -----------  -----------
               Total                           6,294,632       312,905
                                              -----------  -----------
FIXED LIABILITIES
Long Term Notes Payable                        1,146,590     1,167,583
Capital Leases                                    30,451
Minority Interest in Subsidiaries               (660,724)
                                              -----------  -----------
TOTAL LIABILITIE                              $6,810,949   $ 1,480,488


<PAGE 3>


(PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS CONT.)

STOCKHOLDER'S EQUITY
Common Stock, $0.001 Par Value                $  205,852    $  26,674
  Authorized:300,000,000 shares - 03/31/01
              40,000,000 shares - 12/31/00
  Issued: 205,892,092 - 03/31/01
     26,674,135 - 12/31/00


Preferred Stock, $0.001 Par Value,                              5,000
  Authorized: 10,000,000 shares 03/31/01
              10,000,000 shares 12/31/00
  Issued: No Issuance 03/31/01
     5,000,000 12/31/00


Paid-in Capital                                4,503,328    2,104,188
                                              -----------  -----------
            Total Stock Value                 $4,709,180   $2,135,862

Retained Earnings Deficit                     (3,873,059)  (3,614,899)
Currency Adjustment                                 (942)
                                              -----------  -----------
            Total Equity                         835,179   (1,479,037)
                                              -----------  -----------
Total Liabilities and Stockholders' Equity    $7,646,127   $    1,451
                                              ===========  ===========

The accompanying notes are an integral part of these financial statements.


<PAGE 4>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS CONT.)


THERMAFREEZE, INC.
Income Statements
For the Periods
March 31, 2001  and March 31, 2000

                                                 March 31    March 31
STATEMENT OF OPERATIONS                            2001        2000
                                                ------------  -----------
Revenue                                         $   405,905   $   15,901
Cost of Sales                                      (234,179)     (55,303)
                                                ------------  -----------
Gross Profit                                        171,726      (39,402)
General and administrative expenses                (260,031)     (16,426)
Depreciation                                       ( 67,768)         (80)
                                                ------------  -----------
Net deficit before other expenses                  (156,073)     (55,908)
Other expenses - Interest                           (55,631)     (33,696)
                                                ------------  -----------
Net deficit before Minority Interest               (211,704)     (89,604)
Net Loss of Consolidated Subsidiary                  45,905
                                                ------------  -----------
Net Loss                                           (165,798)
                                                ============  ===========

Weighted average number of
     common shares outstanding                  205,851,560   26,674,135

Net (loss) per share                            $  (0.00080)  $  (0.0039)
                                                ============  ===========


<PAGE 5>

(PART I. FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS CONT.) THERMAFREEZE, INC.
Statement of Cash Flows
For the Periods
March 31, 2001 and March 31, 2000

                                                  March 31    March 31
STATEMENT OF CASH FLOWS                            2001         2000
                                                -----------  -----------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                       $(165,799)    $ (89,604)
Depreciation, Depletion, Amortization             67,768            80
Changes in Current Assets & Liabilities
 Increase in accounts receivable               (2,655,225)       5,105
 Increase in Inventory                           (236,404)
 Increase in Notes Receivable                     (54,688)
 Increase in Pre-paid Expenses                   (298,195)
 Increase in Accounts Payable                    4,237,503       2,869
 Increase in Notes Payable                       1,713,832
 Increase in Short Term Leasing                     30,392
                                                -----------  -----------
Net Cash used by operating activities            2,639,184     (81,550)
                                                -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
 Property, Plant & Equipment                    (2,078,877)
 Goodwill                                       (2,112,345)
                                                -----------
Net Cash used from Investing Activities         (4,191,222)
                                                 ----------
TOTAL CASH USED                                  1,552,038

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in long term debt                        (20,993)      81,306
 Increase in Common Stock                          179,178
 Decrease in Preferred Stock                        (5,000)
 Increase in Currency Adjustment                      (942)
 Capital Lease                                      30,451
 Increase in Paid in Capital                     2,399,140
 Minority Interest                                (660,724)
Retained Earnings                                 (160,156)
                                                -----------  -----------
Total Cash Available                             1,760,954          (244)
Net Increase in Cash                               208,916

Beginning cash                                          26         1,503
                                                -----------  -----------
Ending cash                                      $ 208,942      $  1,259
                                                ===========  ===========


<PAGE 6>

NOTES TO FINANCIAL STATEMENTS
March 31, 2001

NOTE 1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited Financial Statements and the notes thereto for ThermaFreeze, Inc. and Environmental Reclamation, Inc.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

The Company's financial statements present the Company as a going concern, which contemplates the realization of asset and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and short-term deposits with maturity at acquisition of less than 90 days.

Inventories

Inventories maintained by ETL consist of humidification equipment and are stated at the lower of cost or market, determined on a first-in, first-out basis, and net realizable value. Inventories maintained by ERI consist of industrial rock and soil and are stated at the lower of average cost or net realizable value.

Allowance for Losses on Advances and Notes Receivable

Specific allowances are established, as necessary, for impaired advances and notes receivable.

Investments and Marketable Securities

Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.


<PAGE 7>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS, NOTE 1
CONT.)

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost of estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term. Buildings have an estimated life of 20 years and equipment and furniture and fixtures have depreciable lives ranging from 3 to 10 years. Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements which extend the useful life of an asset are capitalized and depreciated over the remaining estimated useful life of that asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Goodwill

Goodwill represents the excess of the cost of subsidiaries and businesses over the assigned value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life of 5 to 10 years. The Company reviews the recoverability of goodwill whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. The amount of any impairment is recorded in operations.

Deferred Offering Costs

Costs incurred in connection with the Company's common stock offering have been offset against the proceeds of the offering.

Foreign Currency Translation

The Company's Canadian operations are of a self-sustaining nature. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at weighted average exchange rates for the year. Unrealized gains and losses on translation are reflected in shareholder's equity.

Revenue Recognition

i) ThermaFreeze
Revenue of this operation is recognized upon the sale and shipment of the product or the providing of a service to a customer.

ii) ERI Group
Income from long-term contracts is recognized on the percentage-of-completion basis. The estimated percentage of completion for fixed-

<PAGE 8>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS, NOTE 1
CONT.)

price contracts is based upon the percentage that units or costs incurred beat to total estimated units or contract costs. If the estimated total cost on any contract indicates a loss, the total loss on the contract is recognized in income. Revenues from time and material contracts are recognized as the work is performed and materials are used. Due to uncertainties inherent in the estimation process, it is at least reasonable possible that completion costs and related revenue recognition for long-term contracts could be revised in the near term. Revenues from other sales are recognized upon shipment.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes whereby future tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and future income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expense or benefit is the income tax payable of refundable for the period plus or minus the change in future income tax assets and liabilities during the period.

Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss (the numerator) by the weighted-average number of shares during the period (the denominator). The computation of fully diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted-average additional number of shares that would have been outstanding if previously granted stock options had been exercised.

Changes in Control of Registrant

On March 1, 2001, the Registrant entered into an agreement and plan of Business Expansion with Galen Dean Loven, Ph. D. and his associates, Thermal products, Inc., a principal shareholder of Registrant's common stock, shareholders of 5,000,000 outstanding shares of convertible preferred stock and holders of a series of past due demand notes from Registrant in the total amount of $1,480,487 representing loans and deferral of rental payments due on equipment, leaseholds and trade payables and other shareholders of the Registrant's common stock. Simultaneously with the execution of this agreement, the Registrant and Thermal products and certain of its other lenders and shareholders, agreed to a plan whereby the Registrant settled all of its outstanding financial obligations to Thermal Products and other lenders by the


<PAGE 9>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS, NOTE 1
CONT.)


issuance of additional common share in full satisfaction of any and all notes and other outstanding obligations. In addition, shareholders notified the Registrant of their intention to convert all of their 5,000,000 convertible preferred shares into 75,000,000 shares on common stock. After the satisfaction of all its present and past due liabilities, there were a total of 205,345,184 shares of Registrant's common shares then outstanding, including the shares issued upon the conversion of its preferred stock.

Upon the acquisition of the 189,294,980 shares of the Registrant's common stock, Dr. Loven and his associates own a total of 94% of the Registrant's then issued and outstanding shares. All of the Registrant's directors remain as directors and it is the intention of Dr. Loven and his associates to appoint additional directors to the Board in the future. Dr. Loven will use these shares to expand the Registrant's Environmental Company acquisition program.

NOTE 2.  ACQUISITION OF A BUSINESS

On February 28, 2001, ThermaFreeze, Inc. concluded an agreement with Environmental Reclamation, Inc., (ERI), an Ontario, Canada corporation and several of its shareholders whereby ThermaFreeze, Inc. acquire a total of 6,257,894 shares of ERI's common stock from seven selling shareholders, representing 51.76% of ERI's total outstanding shares, in exchange for the issuance of a total of 3,153,743 shares of its authorized but unissued common stock.

The consolidated statements include the operations of ThermaFreeze, Inc. and 100% of the operations of ERI from March 1, 2001. The proportion of the operating results, assets and liabilities not owned by ThermaFreeze, Inc., being 48.24%, are reported as attributable to minority interest in subsidiary.

ERI management elected a series of one-time charges for the fiscal year 2000 which effectively produced negative shareholder equity. These charges were related to disputed invoices and contracts and going concern matters. While these write offs were appropriate for that period, improved operations, significant advances towards positive settlements of claims, and improved working capital may have a major, positive effect on the Company and its financial performance.

The acquisition of ERI has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of acquisition of the controlling interest. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon

<PAGE 10>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS, NOTE 2
CONT.)

management's best estimate of fair values. Given the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based upon the final determination of those estimates. However, management is of the opinion that the final determination of the estimates will not have a material impact on the financial position or results of operations of the Company.

Therefore, the Company anticipates that it may reassess how the acquisition is posted to the books of the Company during the second quarter of this fiscal year. Such revisions may, in addition to increasing working capital, reduce good will and increase the net worth of the Company.

NOTE 3.  RESULTS OF OPERATIONS

Revenues for the first three months of 2001 increased to $ 405,905 from $ 15,901.00 in the first quarter 2000.

The company recorded a net earnings loss of $ 165,799 or a loss of $.0008 per share in the first quarter of 2001. This is in comparison to the first quarter of 2000 in which there was a loss of $ 89,604 or a loss of $.0039 per share.

Cost of sales increased to $ 234,179 for the first quarter of 2001 compared $55,303 for the first quarter of 2000. Cost of sales in the first quarter of 2001 is attributed to ThermaFreeze, which had cost of $2,019 and ERI, which had cost of $232,160.

The company's consolidated gross margin was 42% in the first quarter of 2001. There is no comparison to March 31, 2000 when ThermaFreeze, Inc. was still the stage of a Development company.

Administration expenditures increased in the first quarter of 2001 to $260,031 compared to $16,426 for quarter ended March 31, 2000. In the first quarter of 2001 ERI's administrative cost were $173,268;
ThermaFreeze's operations accounted for $86,763 of the administration costs.

Depreciation of equipment and amortization of good will increased to $67,768 in the first quarter of 2001 due to the acquisition of ERI and its fixed asset base, and due to the amortization of the goodwill arising on the acquisition of ERI.

Interest on short and long-term borrowing decrease to $31,898 in the first quarter of 2001 from $ 33,696 in the first quarter of 2000 due principally to the reduction of debt of ThermaFreeze, Inc.




<PAGE 11>

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

Cash balances increased to 208,968 at March 31, 2001 from $26 at December 31, 2000. The increase is primarily due to the consolidation of ERI's cash balances at March 31, 2001.

Accounts receivable increased $ 2,655,225.

Inventories increased to $236,404 at March 31, 2001 from ERI.
ThermaFeeze had no outstanding inventories.

Notes Receivable increase to $54,688 due to only ERI's acquisition.

Prepaid Expenses increased to $298,195 due to only ERI's acquisition.

Property, plant, and equipment increase to $2,078,877 due only to the ERI's acquisition.

The company had no formal capital commitments at March 31, 2001.

Goodwill increased to $2,112,345 at March 31, 2001 due to solely to ERI.

Accounts payable and accrued liabilities increased to $4,550,408 at March 31, 2001 from $312,905 at December 31, 2000. ERI had $ 4,516,058 and ThermaFreeze had $34,250 accounts payable at this date.

Notes Payable-short term increased to $ 1,713,832.

Short-term leases increase to $ 30,392.

Long-term notes of $ 1,146,590 were due on March 31, 2001. The Long-term notes of ThermaFreeze were entirely liquidated to zero amounts compared to $1,167,583 it owned at December 31, 2000.

Minority interest is $(660,724) attributable to the acquisition of ERI.

Capital leases attributed to ERI acquisition is $30,451.

Preferred stock at March 31, 2001 is zero value. The outstanding balance of $ 5,000 due at December 31, 2000 was converted in January to common stock.

Paid in capital increased $2,399,140 to a total of $ 4,503,328. This compared to $ 2,104,188 at December 31, 2000.




<PAGE 12>

PART I.  FINANCIAL INFORMATION, ITEM 1 - FINANCIAL STATEMENTS, NOTE 4
CONT.)

Cash flow used by Operational Activities produced a net total of $2,639,184.

Investment Activities used $4,191,222.

Total cashed used was a total of $1,552,038.

Cash flow from Financing Activities resulted in a total of $1,760,954.

There was a total ending balance of $208,942 at March 31, 2001.



<PAGE 13>

ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning potential operations and results of the company and information relating to Year 2000 matter, described below. The company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-SB for the year ending December 31, 2000.

The first quarter of 2001 has been pivotal for the Company. As our core refrigeration technology emerged from research and development management conceived and executed a strategy to position ThermaFreeze as a major player in the environmental arena, performing as an operator and consolidator of this highly fragmented industry.

In this three month period the Company developed a compelling merger and acquisition strategy, recruited a highly qualified chairman to lead these efforts, acquired control of a strong environmental remediator, moved its ThermaFreeeze product line from research and development into manufacturing proto type and marketing, and recruited a top international merchant banker to assist in building the capital base of the Company and increase its acquisition inventory. We are delighted to report sales in this quarter, indicative of the move of ThermaFreeeze from development stage to operating.

We expect the Company to maintain this rapid pace of growth and development, especially during the second quarter. We have had a significant increase in the quality and number of number of possible mergers and acquisitions since we announced the acquisition of Environmental Reclamation Inc. (ERI). This increase has come from shareholders who have responded to our new initiative with opportunities and leads, from the stock brokerage community and from our merchant banker. We are focused on assembling the best grouping of these opportunities to establish a complete "design-to-build" capacity in the environmental industry.

The types of business we seek to acquire are those in which the owners want long-term exit strategies rather than immediate retirement. They have good business and want to continue running and expanding them. This means that our money can be used to drive new business and growth rather than being used to pay for acquisitions. The environmental industry is particularly sensitive to increased working capital, showing very high returns to profit for every available dollar of

<PAGE 14>

(PART I.  FINANCIAL INFORMATION, ITEM 2 - MANAGEMENT DICUSSION ...CONT.)

working capital. Thus, additional capital is important to our growth and operations. We have contracted with Falcon Financial Advisors of New York to raise $10,000,000 in additional capital. We intend to use these proceeds to fund internal growth and synergy and to manufacture the patented Hydra Freezers. The strong internal growth potential of this strategy can yield significant leverage of new dollars; a strategy we are finding is attractive to sophisticated, institutional level investors.

Our announced plans to enter the waste to energy sectors of the environmental industry addresses the need to provide cost effective methods of treating animal wastes as well as helping meet growing power shortages. We intend to focus on small plants capable of working profitably in small communities. Using a "franchise" approach to reduce the costs of engineering and permitting, we foresee a program in which we can rapidly deploy throughout the United States with community friendly, low capital cost systems. This program, in addition to adding to long-term assets, is expected to build long-term revenue and cash flow, providing additional shareholder values as merger and acquisition growth slows in coming years.

Operations of existing holdings are doing well. ERI is ahead of plan for sales and profit, expecting a solid 2nd quarter. HydraFreezer development is on schedule, with the first units expected to be ready for shipment in June this year. European environmental business opportunities continue to expand as we reap the rewards of three years of intensive sales and marketing investment made by ERI in the United Kingdom. We have a solid core of dedicated professionals committed to making ThermaFreeze one of the major providers of cost effective environmental services and technologies. We have timing and opportunity and fully expect to meet or exceed our expectations for the year.


<PAGE 15>

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ERI is in dispute with a major mining company over the construction and operation of a mine waste water project in the western United States. This dispute is the subject of ongoing legal action in the appropriate District Court. While management is highly confident of recovering a considerable sum at the conclusion of the legal action, ERI has, in a previous period's financial statements, made substantial provisions against the sums owed. Further, management is of the opinion that there are no material additional provisions required for costs or claims associated with this case. In the event that ERI is successful in its legal claim, there would be a substantial benefit to the Company's current assets, a reduction in the amount of goodwill carried, and potentially, a benefit to net income should the settlement be in excess of what has been reserved.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

There were 189,294,980 shares issued to Dr. Galen Loven and his associates in satisfaction of loans and deferred rental payments due on equipment, leaseholds and trade payables totaling $1,480,487.

There were 3,153,743 shares issued to purchase 6,257,894 shares of common stock in Environmental Reclamation, Inc.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are copies of the reports filed during the 1st quarter of the year 2001:

Exhibit X.  Form 8-K Filed March 15, 2001
Exhibit Y.  Form 8-K/A Filed March 29, 2001


<PAGE 16>

PART II - ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT X. FORM 8-K


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



  FORM 8-K



 CURRENT REPORT
Pursuant to Section 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934


 Date of Report:  March 15, 2001
                  --------------

THERMFREEZE, INC.
-----------------
(Exact name of small business issuer as specified in its charter)




DELAWARE              0-30069              95-452-0761
------------          ---------           -------------
(State of            (Commission        (I.R.S. Employer
Incorporation)       File Number       Identification Number)





776 Lakeside Drive, Mobile, AL 36693
------------------------------------
(Address of principal executive office)(City, State Zip Code)



Registrant's telephone number, including area code: (334) 666-2011
                                                    ----------------

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)


TABLE OF CONTENTS


Item 1.  Changes in Control of Registrant.........................  2
Item 2.  Acquisition or Disposition of Assets.....................  3
Item 3, 4 5 & 6 ..................................................  3
Item 7.  Financial Statements & Exhibits..........................  4
   1.  Exhibit A - ThermaFreeze, Inc. (Audited Financial Statements)
   2.  Exhibit B -Environmental Reclamation, Inc. (Audited Financial
                  Statements)
   3.  Exhibit C -Agreement between ThermaFreeze Inc. and Environmental
                  Reclamation Inc.
   4.  Exhibit D - Agreement between ThermaFreeze Inc. Thermal Products
                   Inc. and Dr. Galen Loven and Associates


ITEM 1.  Changes in Control of Registrant.

On March 1, 2001, the Registrant entered into an agreement and plan of Business Expansion with Galen Dean Loven, Ph.D. and his associates, Thermal Products, Inc., a principal shareholder of Registrant's common stock, shareholders of 5,000,000 outstanding shares of convertible preferred stock and holders of a series of past due demand notes from Registrant in the total amount of $ 1,480,487 representing loans and deferral of rental payments due on equipment, leaseholds and trade payables and other shareholders of the Registrant's common stock. Simultaneously with the execution of this agreement, the Registrant and Thermal Products and certain of its other lenders and shareholders, agreed to a plan whereby the Registrant settled all of its outstanding financial obligations to Thermal Products and other lenders by the issuance of additional common shares in full satisfaction of any and all notes and other outstanding obligations. In addition, shareholders notified the Registrant of their intention to convert all of their 5,000,000 convertible preferred shares into 75,000,000 shares of common stock. After the satisfaction of all its present and past due liabilities, there were a total of 201,377,638 shares of Registrant's common shares then outstanding, including the shares issued upon the conversion of its preferred stock.

By March 1, 2001, the closing date of the above transaction, Dr. Loven and his associates will have transferred a total amount of $600,000 in consideration for the acquisition of 189,294,980 issued and outstanding shares of the Registrant's common stock. The Registrant's shares delivered to Dr. Loven and his associates were owned beneficially and of record by a total of 23 individuals and entities. Dr. Loven has advised the Registrant that the funds paid for the Registrant's shares were the personal funds of the purchasers and not the proceeds of loans or any other borrowings.

Upon the acquisition of the 189,294,980 shares of the Registrant's common stock, Dr. Loven and his associates own a total of 94% of the

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

Registrant's then issued and outstanding shares. All of the Registrant's directors remain as directors and it is the intention of Dr. Loven and his associates to appoint additional directors to the board in the future. Dr. Loven will use these shares to expand the Registrant's Environmental Company acquisition program.

There are no arrangements known to the Registrant whereby any of the purchasers of the 189,294,980 common shares acquired pursuant to the March 1st agreement, have agreed or are otherwise committed to the transfer of their shares that would result in the change of control of the Registrant.


ITEM 2.  Acquisition or Disposition of Assets.

On February 28, 2001, the Registrant concluded an agreement with Environmental Reclamation, Inc., ("ERI") an Ontario, Canada corporation and several of its shareholders whereby the Registrant acquired a total of 6,257,894 shares of ERI's common stock from 7 selling shareholders, representing 51.76% of ERI's total outstanding shares, in exchange for the issuance of a total of 3,153,743 shares of its authorized but unissued common stock. The shares of ERI acquired by the Registrant hereunder were valued at their approximate book value of $.25 per share. The Registrant intends to operate ERI as a partially owned subsidiary and to continue its present business with the same management team.

ERI is engaged in the remediation of heavy metal contaminated soil and properties, remediation and clean up of hazardous waste and illegal drug laboratory operations, abandoned mine reclamation and maintenance of operating mining facilities. Its work is performed primarily under fixed price or time and material contracts principally in western United States and where ERI acts as project manager, joint venture partner or subcontractor. Its major clients have included ARCO, ASARCO, Barrick Gold, U.S. Forest Service, Bureau of Land Management, U.S. Drug Enforcement Agency, U.S. Army Corps of Engineers and Union Pacific Railroad. ERI has a backlog of expected business for the current year of approximately $11,000,000.


ITEMS 3,4,5 & 6

(NOT APPLICABLE)

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS

1.  EXHIBIT A

ThermaFreeze, Inc.
Balance Sheet
December 31, 1999 and 1998


BALANCE SHEET

                                              1999           1998
Assets
Cash                                          $    1,503     $    2,283

Accounts receivable                                5,105
Furniture, fixtures and equipment, net             1,090          1,453
                                              ----------     ----------
              Total Assets                    $    7,698     $    3,736
                                              ==========     ==========

Liabilities and Stockholders' Deficit

Notes payable - shareholders                  $1,081,263     $1,003,036
Accrued and other liabilities                    108,158         53,288
                                              ----------     ----------
             Total Liabilities                 1,189,421      1,056,324
                                              ----------     ----------
Common Stock, $0.001 par value,
  40,000,000 shares authorized; 22,511,522
  shares issued and outstanding at 12/31/99
  and 12/31/98                                    22,512         22,512

Preferred Stock, $0.001 par value,
  10,000,000 shares authorized; 5,000,000
  shares issued and outstanding at 12/31/99
  and 12/31/98                                     5,000          5,000
Additional paid-in capital                     2,106,750      1,883,002
Deficit accumulated during development stage  (3,315,985)    (2,963,102)
            Total Stockholders' Deficit       (1,181,723)    (1,052,588)

Total Liabilities and Stockholders' Deficit   $    7,698     $    3,736


               See accompanying notes to financial statements.
4

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

 (EXHIBIT A OF FORM 8-K Continued)

                                    ThermaFreeze, Inc.
                            (A Development Stage Company)

                                  Income Statement
                                  For the periods
                       December 31, 1999 and December 31, 1998


STATEMENT OF OPERATIONS
                                                  1999           1998
Revenue                                         $  212,952    $   74,206

Research and development                           262,516       208,310

General and administrative expenses                175,502       586,665

Depreciation                                           363           363

                                                ----------    ----------
-
Net deficit before other expenses                 (225,429)    (721,132)

Other expenses - Interest                          127,454       106,192
                                                ----------    ----------
-
 Net deficit accumulated
     during development stage                    $(352,883)  $ (827,324)
                                                 ==========   ==========


Weighted average number of
     Common shares outstanding                    22,511,522  22,511,522

Net (loss) per share                             $       -0-  $      -0-
                                                 ===========  ==========


               See accompanying notes to financial statements.

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT A OF FORM 8-K Continued)

ThermaFreeze, Inc.
(A Development Stage Company)

Footnotes
December 31, 1999

Note 1 - History and organization of the company

The Company was organized May 1994 (Date of Inception) under the laws of the State of Delaware, as Baseball Properties, Inc. In January 1997, the Company acquired ThermaFreeze, Inc., a Nevada corporation, and changed its name to ThermaFreeze, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 40,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $1.00 par value Preferred stock.

During the year ended December 31, 1997, the Company issued 22,511,522 shares of its $0.001 par value common stock for cash and services pursuant to a private placement offering. There are currently 1,770 shareholders.

During the year ended December 31, 1998, $629,336.00 of donated capital was received in the form of cash and services, and is recorded as additional paid-in capital.

During the year ended December 31, 1999, $223,748.00 of donated capital was received in the form of cash and services, and is recorded as additional paid-in capital.

During the year ended December 31, 1999, 408,342 warrants were issued. Each warrant is redeemable for one share of common stock at $.15 per share exercisable for a 2-year period from the purchase date.

There have been no other issuances of Common or Preferred stock.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends.

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)
(EXHIBIT A OF FORM 8-K Continued)

No dividends have been paid since inception.

4. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.


5. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

6. The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 4 - Related party transactions

The Company leases its Encino, CA office space from a shareholder at a fair market rate of $2,500.00 per month. At times, the Company has not had the cash flow to pay for the rent, whereupon, the amount is added to a Note Payable to the shareholder. The note is due upon demand, and accrues interest at 1% per month cumulative until repaid.

The Company leases equipment from Thermal Products, Inc., a related entity, at a fair market rate of $10,000.00 per month. At times, the Company has not had the cash flow to pay for the rent, whereupon, the amount is added to a Note Payable to Thermal Products, Inc. The note is due upon demand, and accrues interest at 1% per month cumulative until repaid.

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

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT A OF FORM 8-K Continued)

Note 6 - Year 2000 issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations.

It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.



2. EXHIBIT B OF FORM 8-K

Environmental Reclamation, Inc. (Audited Financial Statements)

Audited Financial Statements may be viewed by visiting -

http://www.sedar.com/dynamic_pages/assoc_docs_e/d00008766.htm




3.  Exhibit C OF FORM 8-K

Agreement between ThermaFreeze Inc. and Environmental Reclamation Inc.

AGREEMENT

Agreement made this 26th day of February, 2001, by and among the several individuals and entities described in Exhibit A attached hereto and made a part hereof, (hereinafter referred to as the "Seller" or "Sellers"), shareholders in ENVIRONMENTAL RECLAMATION, INC., an Ontario, Canada corporation maintaining offices at 6540-6 Kestrel Road, Mississauga, Ontario L5T2C8 (hereinafter referred to as "ERI" or the "Company") and THERMAFREEZE, INC., a Delaware corporation maintaining offices at 776-C Lakeside Drive, Mobile AL 36693 (hereinafter referred to as "ThermaFreeze", or the "Purchaser").

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT C OF FORM 8-K Continued)

WITNESSETH

WHEREAS, the Purchaser desires to purchase from the Sellers, all of the Company's common shares owned beneficially and of record by those Sellers listed on Exhibit A attached hereto.

WHEREAS, The Sellers are the record and beneficial owners of 6,207,894 shares of the Company's issued and outstanding common stock, as more fully set forth in Exhibit A attached hereto and made a part hereof, and desire to sell all of these shares to the Purchaser subject to and in accordance with the terms and conditions set forth herein.

WHEREAS, the Purchaser has agreed to pay and the Sellers have agreed to accept a total of 3,153,743 shares of ThermaFreeze common stock for a total of 6,207,894 shares of ERI common stock.


NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL COVENANTS AND PROMISES HEREIN CONTAINED, THE PARTIES AGREE AS FOLLOWS:

1. Representations and Warranties of ThermaFreeze. ThermaFreeze represents and warrants as follows:

     (a) ThermaFreeze is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware and has the requisite corporate power to own its property, to carry on its business and affairs as are now being conducted.
     (b) ThermaFreeze has no wholly or partially owned subsidiaries or affiliates as those terms are used and defined in the rules and regulations promulgated under the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934.
     (c) ThermaFreeze has a total authorized capital stock of 300,000,000 common shares, $.001 par value, of which approximately 188,000,000 are issued and outstanding, and 10,000,000 shares of designated preferred stock, $.001 par value. All of its common shares are duly authorized, validly issued, fully paid and non-assessable.
     (d) ThermaFreeze has furnished or otherwise made available to the Sellers, audited financial statements of its operations for the years ended December 31, 1998 & December 31, 1999 prepared by independent certified public accountants and unaudited quarterly reports for 1998, 1999 and the first three quarters of 2000. The audited statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and fairly present the financial condition of ThermaFreeze for the periods indicated. Since December 31, 1999, there has been no material adverse change in the business and financial condition of ThermaFreeze or to the best of its present knowledge there are no circumstances, events or occurrences or combinations thereof, which reasonably could be expected to result in such material adverse change in the future.

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT C OF FORM 8-K Continued)

(e) As of the date hereof, there are no material liabilities, absolute or contingent of ThermaFreeze that were not described or reserved for on the balance sheet included in the financial statements or the notes thereto.

     (f) ThermaFreeze's common shares are presently registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act") and are traded publicly on the OTC Bulletin Board under the symbol THFZ. ThermaFreeze will keep current and diligently comply with all of the financial and corporate reporting requirements of the Act to which it is subject.

     (g) Upon the acquisition of the Company's common shares sold by the Sellers hereunder, ThermaFreeze intends to continue the business and operations of ERI as an independent subsidiary and will seek to increase and expand its activities by means of strategic mergers and acquisitions within or related to the environmental industry.

     (h) Assuming the purchase of at least fifty-one (51%) percent of ERI's presently issued and outstanding common shares from the Sellers herein, ThermaFreeze will use its best efforts to provide additional operating capital to ERI in the approximate amount of $2,000,000 within a three (3) month period from the closing date.

     (i) ThermaFreeze has conducted all phases of its business in substantial compliance with all leases, zoning, fire, safety, building, pollution, environmental control, food, drug and health codes and other laws, ordinances and requirements of every governmental authority applicable to the ownership, operation and overall conduct of its business and use of its assets.

     (j) ThermaFreeze has filed or will cause to be filed with the appropriate federal, state and local governmental agencies and authorities, all tax returns and tax reports required to be filed, and all tax assessments, fees and other governmental charges have been fully paid when due, except as may be reserved for in the December 31, 1999 statement. There is no pending or, to the best of ThermaFreeze's knowledge, threatened federal, state or local tax audit of ThermaFreeze and there is no agreement or understanding of any kind with any federal, state or local taxing authority that may affect its subsequent tax liability.

     (k) Neither the execution or delivery of this agreement, nor compliance with its terms and provisions hereof, including without limitation the consummation of the transactions contemplated hereby, will violate any statute, regulation or ordinance of any governmental authority, or conflict with or result in the breach of any term, condition or provision of ThermaFreeze's certificate of incorporation or by-laws or any agreement, deed, contract, mortgage, lease, writ, indenture, order, decree, legal obligation or other instrument to which ThermaFreeze is a party or by which it or any of its properties or
10

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT C OF FORM 8-K Continued)

assets are or may be bound, or constitute a default thereunder, or result in the creation of any lien, charge, encumbrance or restriction of any nature whatsoever with respect to its properties or assets, or give to others, any interests or rights, including the rights of termination, acceleration or cancellation in or with respect to any of the properties, assets, contracts or business of ThermaFreeze.

     (l) The common shares of ThermaFreeze to be issued to the Sellers herein pursuant to the terms of this agreement, will, when issued, be fully paid, validly issued and non-assessable and other than the customary restriction against transfer in the absence of an effective registration statement or an exemption therefrom, free and clear of any and all liens, encumbrances, security interests, pledges, charges, claims, voting trusts or any interest therein, whether direct, indirect or contingent, in favor of any third party.
     (m) The shares of ThermaFreeze common stock to be issued to the Sellers hereunder will bear a restrictive legend against transfer thereof in the absence of an effective registration statement or an appropriate exemption therefrom. ThermaFreeze will use its best efforts, within 120 days from the closing date, to file and make effective, a registration statement of the common shares transferred by this agreement, such that the Sellers herein who have received such shares, may sell all or any portion of their ThermaFreeze shares pursuant to such registration statement.

     (n) The representations and warranties of ThermaFreeze contained herein are true and correct as of the closing date, with the same force and effect as though such representations and warranties had been made on the closing date and all terms and conditions and covenants of this agreement to be completed and performed by ThermaFreeze on or before the closing date shall have been complied with, completed and performed.

     (o) The business and properties of ThermaFreeze shall not have been adversely affected in any material way as the result of any fire, accident or other casualty (whether or not covered by insurance) any labor disturbance or act of God, public authority, or public enemy, which could interfere in any substantial manner with its operations. There have been material changes in the business or property of ThermaFreeze since the date hereof or in its financial condition since December 31, 1999, which would have a material adverse effect on its business and prospects.
     (p) There is no litigation, arbitration or other similar action pending or to the best of ThermaFreeze's present knowledge, contemplated by any party against it.

     (q) ThermaFreeze undertakes to comply fully with the requirements of the Escrow Agreement dated June 11, 1998, effective June 22, 1998 between Dennis Sheppard, Patrick Walters, Donald Tulloch, Kenneth
11

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT C OF FORM 8-K Continued)

Tulloch, William Tulloch, Mark Syropoulo and Milton Datsopoulos (the "Security Holders"), TD Trust Company (the "Escrow Agent"), and
Environmental Reclamation Inc. (the "Issuer"), to the extent that such requirements remain in force.

2. Representations and Warranties of Sellers. The Seller represents and warrants as follows:

     (a) None of the Sellers of the ERI shares as contemplated hereunder and as more fully described in Exhibit A attached hereto and made a part hereof, is subject to any order, decree, injunction or other similar prohibition that would interfere with or otherwise prohibit the performance of the obligations of this agreement and the sale and transfer in deliverable form, of his ERI shares, other than the aforementioned Escrow Agreement.

     (b) Each Seller of the ERI common shares listed in Exhibit A attached hereto and made a part hereof, is the record and beneficial owner of such shares and such shares are fully paid, validly issued and non-assessable and are free and clear of any and all liens, encumbrances, security interests, pledges, charges, claims or any interests therein, whether direct, indirect or contingent, in favor of any third party, other than the aforementioned Escrow Agreement.

     (c) The ThermaFreeze shares to be acquired by the Sellers hereunder, will bear the customary restrictive legend against transfer in the absence of an effective registration statement or an exemption therefrom satisfactory to ThermaFreeze and its counsel. Each Seller hereunder will acquire these restricted shares of the ThermaFreeze common stock for his own account and for investment purposes only with no present intention to sell, distribute or otherwise dispose of those shares until full compliance with any applicable federal and state securities laws.

3.  Closing.

The Closing shall take place on or about February 26, 2001 or as soon thereafter as may be mutually agreeable. At the Closing, Purchaser will deliver to the Sellers, certificates of ThermaFreeze common stock in deliverable form in the total amount of 3,153,743 shares in such names and amounts as the parties will mutually agree. The Sellers, in exchange for the delivery of the Purchaser's shares, undertake to convey to the Purchaser, a total of 6,207,894 shares of ERI common stock issued either in the name of each Seller or as otherwise agreed by the parties, together with fully executed, medallion signature guaranteed stock powers.

     (a) Neither this agreement nor any rights and obligations set forth hereunder may be assigned by any of the parties without the written consent of the others.

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT A OF FORM 8-K Continued)

(b) This agreement represents the entire agreement of the parties with respect to the purchase and sale of the securities described herein and any other transactions contemplated hereby.

     (c) This agreement may be amended or modified only by a writing signed by each of the parties hereto.

     (d) Any dispute arising under this Agreement shall be adjudicated under the laws of the State of Delaware.

     (e) All covenants, agreements, representations and warranties made herein and in any other document or certificate that may be delivered at closing, shall be deemed to be material and have been relied upon by the parties hereto, notwithstanding any investigation heretofore or hereafter made or omitted by any such party or in its behalf and shall survive the closing hereof.

     (f) All notices and other communications hereunder shall be in writing and shall be hand delivered or mail, first class postage prepaid or by FedEx, Airborne, UPS or similar overnight delivery, to any party at the address set forth in the first paragraph of this agreement.

     (g) All of the terms and conditions of this agreement shall be binding upon the successors and inure to the benefit of the parties hereto and their respective heirs, successors, assigns and legal representatives.

     (h) The unenforceability or invalidity of any provision of this agreement shall not affect the enforceability or validity of the balance of the agreement.



IN WITNESS WHEREOF, the parties hereto have executed this agreement as of the date and year first written above.


PURCHASER


THERMAFREEZE, INC.,



/S/    Joseph Murray
  ------------------------
JOSEPH MURRAY
       President

(PART II, ITEM 6, EXHIBIT X. FORM 8-K  CONTINUED)

(EXHIBIT A OF FORM 8-K Continued)


EXHIBIT TO AGREEMENT


Name & Address of Seller                 Number of ERI Shares


1.  Dennis G. Sheppard                   1,450,888
PO Box 827, Nine Mile Road
Wallace, ID  83873

2.  Patrick A. Walters                   1,235,368
1436 SE Stark Apt 101
Portland, OR  97214

3.  Donald Tulloch                       774,221
5695 S Arrow Road
Harrison, ID  83833

4.  Kenneth Tulloch                      766,721
c/o 5695 S Arrow Road
Harrison, ID 83833

5.  William Tulloch                      766,721
c/o 5695 S Arrow Road
Harrison, ID 83833

6.  Mark Syropoulo                       734,774
PO Box 756, Cooroy
Queensland 4563
Australia

7.  Milton Datsopoulos                   479,201
201 W Main Street
Missoula, MT  59802

(PART II, ITEM 6, EXHIBIT X. FORM 8-K CONTINUED)

4.  Exhibit D -

Agreement between ThermaFreeze Inc. Thermal Products Inc. and Dr. Galen Loven and Associates

AGREEMENT

Agreement made this 1st day of March, 2001, by and among GALEN DEAN
LOVEN, PH.D., and his designees, maintaining offices at   2020 E
Rockwood Boulevard, Spokane, WA 99203 (hereinafter referred to as the "Purchaser"), THERMAL PRODUCTS, INC., a Nevada corporation maintaining offices at 9608 Donna Avenue, Northridge, CA 91324 (hereinafter referred to as "Thermal" or the "Seller") and THERMAFREEZE, INC., a Delaware corporation maintaining offices at 776-C Lakeside Drive, Mobile AL 36693 (hereinafter referred to as "Thermafreeze", or the "Company").

WITNESSETH

WHEREAS, the Purchaser desires to purchase a total of approximately 188,000,000 shares of the Company's common stock, par value, $.001.

WHEREAS, Thermal and its shareholders and others are the record and beneficial owners of approximately 188,000,000 shares of the Company's outstanding common stock and desire to sell all of these shares to the Purchaser subject to and in accordance with the terms and conditions set forth herein.

WHEREAS, the parties hereto have executed a Letter of Intent which describes the respective rights and obligations of the Company, Thermal and the Purchaser which Letter of Intent is superseded in its entirety by this definitive agreement between the parties.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL COVENANTS AND PROMISES HEREIN CONTAINED, THE PARTIES AGREE AS FOLLOWS:

1. Representations and Warranties of Thermafreeze. Thermafreeze represents and warrants as follows:

Thermafreeze is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware and has the requisite corporate power to own its property, to carry on its business and affairs as are now being conducted and to enter into this agreement.

Thermafreeze has no wholly or partially owned subsidiaries or affiliates as those terms are used and defined in the rules and regulations promulgated under the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934.

(PART II, ITEM 6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT D OF FORM 8-K Continued)
Thermafreeze has a total authorized capital stock of 300,000,000 common shares, $.001 par value and 10,000,000 shares of designated preferred stock, $.001 par value, of which approximately 200,000,000 common and no preferred shares are presently issued and outstanding. All of the Company's common shares are duly and validly issued, fully paid and non-assessable.

 Thermafreeze has furnished to the Purchaser audited financial statements of its operations for the years ended December 31, 1998 & December 31, 1999 prepared by independent certified public accountants. The audited statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and fairly present the financial condition of the Company for the periods indicated. Since December 31, 1999, there has been no material adverse change in the business and financial condition of the Company, or to the best of the Company's present knowledge there are no circumstances, events or occurrences or combinations thereof, which reasonably could be expected to result in such material adverse change in the future.

As of the date hereof, there are no material liabilities, absolute or contingent of the Company that were not described or reserved for on the balance sheet included in the financial statements or the notes thereto or other exhibits attached hereto.

Other than 408,342 common stock purchase warrants presently outstanding, there are no outstanding subscriptions, options, warrants contracts, puts or calls of any kind or nature to purchase or otherwise acquire any securities of the Company.

Thermafreeze has conducted all phases of its business in substantial compliance with all leases, zoning, fire, safety, building, pollution, environmental control, food, drug and health codes and other laws, ordinances and requirements of every governmental authority applicable to the ownership, operation and overall conduct of its business and use of its assets.

Thermafreeze has filed or will cause to be filed with the appropriate federal, state and local governmental agencies and authorities, all tax returns and tax reports required to be filed, and all tax assessments, fees and other governmental charges have been fully paid when due, except as may be reserved for in the December 31, 1999 statement.
There is no pending or, to the best of the Company's knowledge, threatened federal, state or local tax audit of Thermafreeze and there is no agreement or understanding of any kind with any federal, state or local taxing authority that may affect the subsequent tax liability of the Company.

Neither the execution or delivery of this agreement, nor compliance with its terms and provisions hereof, including without limitation the consummation of the transactions contemplated hereby, will violate any statute, regulation or ordinance of any governmental authority, or conflict with or result in the breach of any term, condition or
16

(PART II, ITEM 6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT D OF FORM 8-K Continued)
provision of the Company's certificate of incorporation or by-laws or any agreement, deed, contract, mortgage, lease, writ, indenture, order, decree, legal obligation or other instrument to which Thermafreeze is a party or by which it or any of its properties or assets are or may be bound, or constitute a default thereunder, or result in the creation of any lien, charge, encumbrance or restriction of any nature whatsoever with respect to the properties or assets of the Company, or give to others, any interests or rights, including the rights of termination, acceleration or cancellation in or with respect to any of the properties, assets, contracts or business of Thermafreeze.

The representations and warranties of the Company contained herein are true and correct as of the closing date, with the same force and effect as though such representations and warranties had been made on the closing date and all terms and conditions and covenants of this agreement to be completed and performed by Thermafreeze on or before the closing date shall have been complied with, completed and performed.

The business and properties of Thermafreeze shall not have been adversely affected in any material way as the result of any fire, accident or other casualty (whether or not covered by insurance) any labor disturbance or act of God, public authority, or public enemy, which could interfere in any substantial manner with its operations. There have been material changes in the business or property of Thermafreeze since the date hereof or in its financial condition since December 31, 1999, which would have a material adverse effect on its business and prospects.

There is no litigation, arbitration or other similar action pending or to the best of the Company's present knowledge, contemplated by any party against the Company.

The Company acknowledges the participation of certain brokers and finders in connection with the introduction of the parties hereto and will, from the proceeds of the sale, pay its portion of the total compensation due to such brokers and finders.

2. Representation and Warranties of Thermal. Thermal represents and warrants as follows:
Thermal is a corporation duly organized, validly existing and in good standing under the laws of Nevada and has the requisite corporate power to own its properties and to carry on its business as now being conducted and to enter into this agreement.

The shares of the Company's common stock owned beneficially and of record by Thermal its shareholders and other shareholders, that are to be delivered to Purchaser hereunder pursuant to the terms and conditions of this agreement, are fully paid, validly issued and non-assessable and are free and clear of any and all liens, encumbrances, security interests, pledges, charges, claims, voting trusts or any

(PART II, ITEM 6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT D OF FORM 8-K Continued)
interests therein, whether direct, indirect or contingent, in favor of any third party.

Neither the execution, delivery or performance of this agreement, nor compliance with its terms and provisions, will violate any statute, regulation or ordinance of any governmental authority, or conflict with or result in the breach of any term, condition or provision of Thermal's certificate of incorporation, by-laws, or any agreement, contract, writ, order, decree, legal obligation or instrument to which Thermal is a party or by which it is or may be bound, or constitute a default thereunder, or result in any state of facts or circumstances that prohibit Thermal from performing its obligations hereunder.

Thermal acknowledges the participation of certain brokers and finders in connection with the introduction of the parties hereto and will, from the proceeds of the sale, pay its portion of the total compensation due to such brokers and finders.

3. Representations and Warranties of Purchaser. The Purchaser represents and warrants as follows:

The Purchaser of the Company's shares as contemplated hereunder is not subject to any order, decree, injunction or other similar prohibition that would interfere with or otherwise prohibit its performance of the obligations of this agreement.

The Purchaser, by virtue of its acquisition of the Company's shares, will be in a position to control its activities and elect its Board of Directors. The Purchaser will cause the Company to engage only in legitimate businesses and to comply in full with all federal laws and the laws of each jurisdiction in which the Company may elect to conduct its activities.

The officers, directors, consultants and others employed by or working directly or indirectly with the Company, will be people of high moral character and held in high esteem and regard by their peers and not subject to any existing impediments which would have the effect of limiting their services to the Company or reflect unfavorably upon the Company and its operations.

The Purchaser will keep current and diligently comply with all of the financial and corporate reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 to which the Company is subject, including the filing of Form 3's and Form 4's upon the closing of this transaction.

The primary purpose for the Purchaser's acquisition of the Company's shares as set forth herein, is to improve and increase shareholder value and to build a strong and diversified entity.

(PART II, ITEM 6, EXHIBIT X. FORM 8-K CONTINUED)
 (EXHIBIT D OF FORM 8-K Continued)

The Purchaser intends to maintain the Company's current listing on the OTC Bulletin Board under the symbol THFZ unless Thermal shall require the Purchaser to change the symbol. The Purchaser will communicate periodically with the Company's shareholders with regard to present and proposed operations as well as forwarding to each shareholder of record, an annual proxy statement together with an audited annual financial statement of the Company's affairs.

Following the consummation of this transaction, the presently existing shareholders of the Company will own approximately six percent of the total number of the Company's then outstanding common shares. The Purchaser will, for a period not less than 3 years from the closing date, protect the holders of this six percent of the Company's outstanding common stock against further dilution from any source and for any reason other than the issuance of additional shares of the Company's common stock in connection with any merger, acquisition or corporate combination.

Certain of the Company's shares to be acquired by the Purchaser hereunder, will bear the customary restrictive legend against transfer in the absence of an effective registration statement or an exemption therefrom satisfactory to the Company and its counsel. The Purchaser will acquire these restricted shares of the Company's common stock for its own account and for investment purposes only with no present intention to sell, distribute or otherwise dispose of those shares until full compliance with any applicable federal and state securities laws.

Certain of the Company's shares to be acquired by the Purchaser hereunder will be in the names of the present shareholders who have executed appropriate medallion signature guaranteed stock powers and which shares are free of any restriction on the sale and subsequent transfer thereof. Purchaser hereby undertakes and agrees, within 30 days from the Closing Date, to transfer these shares out of the names of the present shareholders and into the name of the Purchaser and/or his assignees.

Purchaser acknowledges the participation of certain brokers and finders in connection with the introduction of the parties hereto and will pay its portion of the total compensation due to such brokers and finders.

4.  Closing.

The Closing shall take place on or about March 1, 2001 or as soon thereafter as may be mutually agreeable. At the Closing, Purchaser will deliver to Thermal, bank, cashier or certified checks in the total amount of $450,000. Thermal will convey to the Purchaser, certificates

(PART II, ITEM 6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT D OF FORM 8-K Continued)

of Thermafreeze, Inc., issued either in the name of the Purchaser or with fully executed, medallion signature guarantee, in the total amount of approximately 177,760,317 plus the previously deposited 10,000,000 for a total of 187,760,317 Thermafreeze common shares. The Company will also make available to the Purchaser or its representative, the originals or copies of corporate books and records, including certificate of incorporation, by-laws, minutes, etc., tax returns and other similar documents.


(a) Neither this agreement nor any rights and obligations set forth hereunder may be assigned by any of the parties without the written consent of the others.

(b) This agreement represents the entire agreement of the parties with respect to the purchase and sale of the securities described herein and any other transactions contemplated hereby.

     (c) This agreement may be amended or modified only by a writing signed by each of the parties hereto.

     (e) Prior to the Closing, The Company shall afford to the Purchaser and its duly authorized representatives, full and free access to its books and records and other materials that in connection with the consummation of this transaction, the Purchaser may desire to inspect. In addition, the Company will make available to the Purchaser and/or its representatives, any of its officers, directors, attorneys, accountants and consultants with regard to the conduct of any due diligence activities that the Purchaser may elect to undertake.

     (f) All covenants, agreements, representations and warranties made herein and in any other document or certificate that may be delivered at closing, shall be deemed to be material and have been relied upon by the parties hereto, notwithstanding any investigation heretofore or hereafter made or omitted by any such party or in its behalf and shall survive the closing hereof.

     (g) All notices and other communications hereunder shall be in writing and shall be hand delivered or mailed, first class postage prepaid or by FedEx, Airborne, UPS or similar overnight delivery, to any party at the address set forth in the first paragraph of this agreement.

     (h) All of the terms and conditions of this agreement shall be binding upon the successors and inure to the benefit of the parties hereto and their respective heirs, successors, assigns and legal representatives.

(PART II, ITEM6, EXHIBIT X. FORM 8-K CONTINUED)

(EXHIBIT D OF FORM 8-K Continued)

 (i) The unenforceability or invalidity of any provision of this agreement shall not affect the enforceability or validity of the balance of the agreement.

IN WITNESS WHEREOF, the parties hereto have executed this agreement as of the date and year first written above.


THERMAFREEZE, INC.

/s/ Joseph Murray
    JOSEPH C. MURRAY
President



THERMAL PRODUCTS, INC.


/s/  Jack Herlihy
     JACK HERLIHY
     Chairman and CEO


GALEN DEAN LOVEN

/s/ Galen Loven

-----------------------------------------------------------------------

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

THERMAFREEZE, INC.
-----------------
(Registrant)


/s/  Thomas Pryor
-----------------
THOMAS PRYOR
CFO & Director

DATE:   March 14, 2001
        ----------------

(PART II. OTHER INFORMATION ITEM 6 CONTINUED)

EXHIBIT Y.  FORM 8-K/A




UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



  FORM 8-K/A



 CURRENT REPORT
Pursuant to Section 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934


        Date of Report:  March 29, 2001
                      --------------

THERMFREEZE, INC.
-----------------
(Exact name of small business issuer as specified in its charter)




DELAWARE             0-30069            95-452-0761
------------         ---------           -------------
(State of          (Commission        (I.R.S. Employer
incorporation)       File Number        Identification Number)





776 Lakeside Drive, Mobile, AL 36693
------------------------------------
(Address of principal executive office)(City, State Zip Code)



Registrant's telephone number, including area code: (334) 666-2011
                                                   ----------------

(PART II. OTHER INFORMATION ITEM 6, EXHIBIT Y.  FORM 8-K/A CONTINUED)

This amendment to Form 8-K is filed to correct the total number of shares issued and outstanding reported as of March 1, 2001. In the first Paragraph of Item 1 - Changes in Control of Registrant, the phrase " there were a total of 201,377,638 shares" should read, "there were a total of 205,345,184 ". (Please refer to Item 1 below incorporating the correction)

TABLE OF CONTENTS


Item 1.  Changes in Control of Registrant.........................  2
Item 2,3,4,5,6 & 7 ............. Refer to previously filed Form 8-K


ITEM 1.  Changes in Control of Registrant.

On March 1, 2001, the Registrant entered into an agreement and plan of Business Expansion with Galen Dean Loven, Ph.D. and his associates, Thermal Products, Inc., a principal shareholder of Registrant's common stock, shareholders of 5,000,000 outstanding shares of convertible preferred stock and holders of a series of past due demand notes from Registrant in the total amount of $ 1,480,487 representing loans and deferral of rental payments due on equipment, leaseholds and trade payables and other shareholders of the Registrant's common stock. Simultaneously with the execution of this agreement, the Registrant and Thermal Products and certain of its other lenders and shareholders, agreed to a plan whereby the Registrant settled all of its outstanding financial obligations to Thermal Products and other lenders by the issuance of additional common shares in full satisfaction of any and all notes and other outstanding obligations. In addition, shareholders notified the Registrant of their intention to convert all of their 5,000,000 convertible preferred shares into 75,000,000 shares of common stock. After the satisfaction of all its present and past due liabilities, there were a total of 205,345,184 shares of Registrant's common shares then outstanding, including the shares issued upon the conversion of its preferred stock.

By March 1, 2001, the closing date of the above transaction, Dr. Loven and his associates will have transferred a total amount of $600,000 in consideration for the acquisition of 189,294,980 issued and outstanding shares of the Registrant's common stock. The Registrant's shares delivered to Dr. Loven and his associates were owned beneficially and of record by a total of 23 individuals and entities. Dr. Loven has advised the Registrant that the funds paid for the Registrant's shares were the personal funds of the purchasers and not the proceeds of loans or any other borrowings.

(PART II. OTHER INFORMATION ITEM 6, EXHIBIT Y.  FORM 8-K/A CONTINUED)

Upon the acquisition of the 189,294,980 shares of the Registrant's common stock, Dr. Loven and his associates own a total of 94% of the Registrant's then issued and outstanding shares. All of the Registrant's directors remain as directors and it is the intention of Dr. Loven and his associates to appoint additional directors to the board in the future. Dr. Loven will use these shares to expand the Registrant's Environmental Company acquisition program.

There are no arrangements known to the Registrant whereby any of the purchasers of the 189,294,980 common shares acquired pursuant to the March 1st agreement, have agreed or are otherwise committed to the transfer of their shares that would result in the change of control of the Registrant.



SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


THERMAFREEZE, INC.
-----------------
(Registrant)



/s/ Thomas Pryor
-----------------
THOMAS PRYOR
CFO & Director



DATE:   March 29, 2001
        ----------------






3

<END OF EXHIBITS>

PART III.  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


THERMAFREEZE, INC.
-----------------


Date: May 15, 2001


By:/s/ Joseph Murray
----------------------
JOSEPH MURRAY, President

By: /s/ Thomas Pryor
-----------------------
THOMAS PRYOR, CPA


<PAGE 17>