Form 10QSB
period 2001-06-30
ENVIRO ENERGY CORP
filed 2001-08-10
CIK 1107080

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2001

                          Commission File No. 000-30069


                               ENVIRO-ENERGY CORPORATION
                              ---------------------------
        (Exact name of small business issuer as specified in its charter)

       DELAWARE                                   95-452-0761
      ----------                                  -----------
(State or other jurisdiction                   (I.R.S. Employer
incorporation or organization)                Identification Number)


                      4430 HASKELL AVENUE, ENCINO, CA 91436
                     ----------------------------------------
          (Address of principal executive office)(City, State Zip Code)


Issuer's telephone number, including area code: (818) 784-2445
                                                ---------------

Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 234,730,919 shares of the Issuer's Common Stock outstanding and no Preferred Stock outstanding as of June 30, 2001.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]










<PAGE 1>

INDEX

                                                                PAGE
                                                                ----
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30,2001
     And December 31, 2000                                       Page 3

Consolidated Statements of Operations for the Three
      Months Period Ended June 30, 2001 and 2000                 Page 5

Consolidated Statements of Operations for the Six
      Months Period Ended June 30, 2001 and 2000                 Page 6

Consolidated Statements of Cash Flow for the Six Months
     Ended June 30, 2001 and 2000                                Page 7

Notes to Consolidated Financial Statements                       Page 8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS                       Page 15
          OF PLANS OF OPERATION


PART II. OTHER INFORMATION                                       Page 19

ITEM 1.  LEGAL PROCEEDINGS                                       Page 19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               Page 19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         Page 19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                         Page 19

ITEM 5.  OTHER INFORMATION                                       Page 19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         Page 19

Exhibit A.  Certificate of Amendment of Incorporation   	 Page 20
                 (Company Name Change)

PART III.         SIGNATURES                                     Page 21










<PAGE 2>

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION
Consolidated Balance Sheets (Unaudited)
June 30, 2001 and December 31, 2000

                                                     June 30,   December 31
                                                       2001        2000
                                                   -----------  -----------

ASSETS

Current Assets:
Cash and Cash Equivalents                          $  305,702    $       26
Accounts receivable, net of $52,172 allowance       1,088,435         1,425
Unbilled revenue, net of $2,145,339 allowance         679,408
Receivables from related parties,
   Net of $245,000 allowance                          260,774
Inventories                                           200,248
Equipment held for sale                                78,524
Stock Option Funds Receivable                       1,250,000
Notes and other receivables                            54,664
Income Taxes Recoverable                               24,085
Prepaid Expense                                       155,863
Deferred Income Taxes                                  64,930
                                                   -----------  -----------
Total Current Assets                               $4,162,633    $    1,451

Property, Plant, and Equipment - at cost
   Net of accumulated depreciation of $1,978,841    1,937,740
Goodwill - at cost
   Net of accumulated amortization of $77,897       2,257,930
Investment - at cost                                  338,142
                                                   ----------

Total Assets                                       $8,696,445    $    1,451
                                                   ===========  ===========

LIABILITIES

Current Liabilities:
Accounts Payable                                   $3,484,491   $   312,905
Payroll and accrued liabilities                       592,168
Accounts payable to related parties                    94,822
Notes Payable to related parties                      772,640     1,167,583
Current Portion of long-term debt                   1,438,608
Current Portion of Obligation under capital leases     30,625
                                                   -----------  -----------
Total Current Liabilities                           6,413,354     1,480,488
                                                   -----------  -----------




<PAGE 3>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)


Long Term Debt                                        783,986
Obligations under Capital Leases                       25,032
Minority Interest in Subsidiaries                  (1,318,512)
                                                   -----------  -----------
Total Liabilities                                  $5,903,860   $ 1,480,488


Shareholders'Equity
Common Stock, $0.001 Par Value                     $  234,730    $  26,674
  Authorized: 300,000,000 shares - 06/31/01
              40,000,000 shares  - 12/31/00
  Issued: 234,730,919 - 06/31/01
           26,674,135 - 12/31/00


Preferred Stock, $0.001 Par Value,                          0        5,000
  Authorized: 10,000,000 shares 06/30/01
              10,000,000 shares 12/31/00
  Issued:     No Issuance 06/30/01
              5,000,000   12/31/00

Cumulative foreign currency translation adjustment    (12,747)
Additional Paid-in Capital                          6,646,950    2,104,188
Accumulated Deficit                                (4,076,347)  (3,614,899)
                                                   -----------  -----------
Total Shareholders' Equity                          2,792,586   (1,479,037)
                                                   -----------  -----------
Total Liabilities and Stockholders' Equity         $8,696,445   $    1,451
                                                   ===========  ===========





The accompanying notes are an integral part of these financial statements.


















<PAGE 4>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)


Enviro-Energy Corporation
Consolidated Statements of Operations (Unaudited)
For the Three Months Period ended
June 30, 2001 and June 30, 2000

                                                      June 30       June 30
STATEMENT OF OPERATIONS                                 2001          2000
                                                     ------------  -----------
Sales of services and products                       $ 1,173,861   $   101,883
Cost of services and products sold                       818,641        83,922
                                                     ------------  -----------
Gross Profit                                             355,220        17,961
                                                     ------------  -----------
Operating expenses:
General and administrative expenses                      887,456        68,423
Depreciation, depletion and amortization                 192,663           101
                                                     ------------  -----------
Total Operating Expenses                               1,080,119        68,524
                                                     ------------  -----------
Loss from operations                                    (724,899)      (50,563)

Other income (expense):
Interest Income                                            3,274            0
Interest Expense                                         (75,919)     (35,794)
Other                                                    116,737
                                                     ------------  -----------
Total other expense                                       44,092      (35,794)
                                                     ------------  -----------

Loss before Minority interest                           (680,807)     (86,357)
Minority interest in consolidated subsidiary             384,642            0
                                                     ------------  -----------
Net Loss                                                (296,165)     (86,357)
                                                     ============  ===========
Basic and fully dilutive loss per share                 (0.00134)    (0.00376)
                                                     ============  ===========
Weighted average number of
   common shares outstanding                          220,311,505   22,961,522
                                                     ============  ===========




The accompanying notes are an integral part of these financial statements.







<PAGE 5>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Enviro-Energy Corporation
Consolidated Statements of Operations (Unaudited)
For the Six Months Period ended
June 30, 2001 and June 30, 2000

                                                      June 30       June 30
STATEMENT OF OPERATIONS                                 2001          2000
                                                     ------------  -----------
Sales of services and products                       $ 1,579,766   $   117,784
Cost of services and products sold                     1,052,820       139,225
                                                     ------------  -----------
Gross Profit                                             526,946       (21,441)
                                                     ------------  -----------
Operating expenses:
General and administrative expenses                    1,147,487        84,849
Depreciation, depletion and amortization                 260,431           181
                                                     ------------  -----------
Total Operating Expenses                               1,407,918        85,030
                                                     ------------  -----------
Loss from operations                                    (880,972)    (106,471)

Other income (expense):
Interest Income                                            4,144            0
Interest Expense                                        (107,817)     (69,490)
Other                                                     92,134
                                                     ------------  -----------
Total other expense                                      (11,539)     (69,490)
                                                     ------------  -----------
Loss before Minority interest                           (892,511)    (175,961)
Minority interest in consolidated subsidiary             430,547            0
                                                     ------------  -----------
Net Loss                                                (461,964)    (175,961)
                                                     ============  ===========
Basic and fully dilutive loss per share                 (0.00353)    (0.00766)
                                                     ============  ===========
Weighted average number of
   common shares outstanding                          130,702,527   22,961,522
                                                     ============  ===========







The accompanying notes are an integral part of these financial statements.








<PAGE 6>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

ENVIRO-ENERGY CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months ended June 30, 2001 and 2000

                                                       June 30      June 30
STATEMENT OF CASH FLOWS                                 2001         2000
                                                     -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                             $ (461,964)   $ (175,961)
Adjustment to reconcile net loss to net cash
   Used in operating activities:
Depreciation, Depletion, Amortization                   260,431           182
Changes in Current Assets & Liabilities:
   Contracts receivable and unbilled revenue         (2,027,192)       (7,725)
   Stock Option Fund Receivable                      (1,250,000)
   Inventories                                         (278,772)
   Prepaid Expenses                                    (155,863)
   Notes and other receivables                         (143,679)
   Accounts Payable                                   3,171,586        88,171
   Payroll and accrued Expenses                         686,990
                                                      -----------  -----------
Net Cash used by operating activities                  (198,463)       (95,333)
                                                      -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property, Plant & Equipment           (2,119,760)            0
   Acquisition of Goodwill                           (2,335,827)            0
   Acquisition of Minority interest in Subsidiary    (1,318,512)            0
   Purchase of Investments                             (338,142)
                                                      -----------  -----------
Net Cash used from Investing Activities              (6,112,241)            0
                                                      ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of Preferred Stock                         (5,000)
   Issuance of common shares                            208,056
   Proceeds from additional Paid-in Capital           4,542,762
   Proceeds from long term debt                       2,625,498
   Proceeds from capital lease obligations               63,410
   Proceeds from related party debt                     774,020        94,352
   Payments of long-term debt                          (402,903)
   Payments of capital lease obligations                 (7,753)
   Payments of related party debt                    (1,168,963)
                                                     -----------   -----------
Net Cash provided by financing activities             6,629,127        94,352
                                                     -----------   -----------
Effect of exchange rate changes in cash                 (12,747)
                                                     -----------   -----------
Net Increase (decrease) in Cash                         305,676          (981)
Cash and cash equivalents (Beginning of Period)              26         1,503
                                                      -----------  -----------
Cash and cash equivalents (End of period)             $ 305,702      $    522
                                                      ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                111,967           0

The accompanying notes are an integral part of these financial statements.
<PAGE 7>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, June 30, 2001

NOTE 1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited Financial Statements and the notes thereto for Enviro-Energy Corporation and Environmental Reclamation, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with maturity at acquisition of less than 90 days. It also includes restricted cash deposits expected to be available for use within the next twelve months.

Inventories

Inventories maintained by ERI's Canadian operations consist of humidification equipment and are stated at the lower of cost or market, determined on a first-in, first-out basis, and net realizable value. Inventories maintained by ERI US operations consist of industrial rock and soil and are stated at the lower of average cost or net realizable value.

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


<PAGE 8>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term. Buildings have an estimated life of 20 years and equipment and furniture and fixtures have depreciable lives ranging from 3 to 10 years. Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of that asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

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

Foreign Currency Translation

The Company's Canadian and British operations are of a self-sustaining nature. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at weighted average exchange rates for the year. Unrealized gains and losses on translation are reflected in shareholder's equity.

Revenue Recognition

i) Enviro-Energy Corporation
Revenue of this operation is recognized upon the sale and shipment of the product or the providing of a service to a customer.

ii) ERI Group
Income from long-term contracts is recognized on the percentage-of-completion basis. The estimated percentage of completion for fixed- price contracts is based upon the percentage that units or costs incurred bear to total estimated units or contract costs. If the estimated total cost on any contract indicates a loss, the total loss on the contract is recognized in income. Revenues from time and material contracts are recognized as the work is performed and materials are used. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs and related revenue recognition for long-term contracts could be revised in the near term. Revenues from other sales are recognized upon shipment.

<PAGE 9>

(PART I. FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.) Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes whereby future tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and future income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change in future income tax assets and liabilities during the period.

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

Changes in Control of Registrant

On March 1, 2001, the Registrant entered into an agreement and plan of Business Expansion with Galen Dean Loven, Ph. D. and his associates, Thermal Products, Inc., a principal shareholder of Registrant's common stock, shareholders of 5,000,000 outstanding shares of convertible preferred stock and holders of a series of past due demand notes from Registrant in the total amount of $1,480,487 representing loans and deferral of rental payments due on equipment, leaseholds and trade payables, and other shareholders of the Registrant's common stock. Simultaneously with the execution of this agreement, the Registrant and Thermal Products and certain of its other lenders and shareholders, agreed to a plan whereby the Registrant settled all of its outstanding financial obligations to Thermal Products and other lenders by the issuance of additional common shares in full satisfaction of any and all notes and other outstanding obligations. In addition, shareholders notified the Registrant of their intention to convert all of their 5,000,000 convertible preferred shares into 75,000,000 shares of common stock. After the satisfaction of all its present and past due liabilities, there were a total of 205,345,184 shares of Registrant's common shares then outstanding, including the shares issued upon the conversion of its preferred stock.

Upon the acquisition of the 189,294,980 shares of the Registrant's common stock, Dr. Loven and his associates own a total of 94% of the Registrant's then issued and outstanding shares. All of the Registrant's directors remain as directors and it is the intention of Dr. Loven and his associates to appoint additional directors to the Board in the future.


<PAGE 10>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

NOTE 2.  ACQUISITION OF A BUSINESS

On February 28, 2001, Enviro-Energy Corporation concluded an agreement with Environmental Reclamation, Inc., (ERI), an Ontario, Canada corporation and several of its shareholders whereby Enviro-Energy Corporation acquired a total of 6,257,894 shares of ERI's common stock from seven selling shareholders, representing 51.76% of ERI's total outstanding shares, in exchange for the issuance of a total of 3,153,743 shares of its authorized but unissued common stock.

The consolidated statements include the operations of Enviro-Energy Corporation and 100% of the operations of ERI from March 1, 2001. The proportion of the operating results, assets and liabilities not owned by Enviro-Energy Corporation, being 48.24%, are reported as attributable to minority interest in subsidiary.

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

The acquisition of ERI has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of acquisition of the controlling interest. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon management's best estimate of fair values. Given the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based upon the final determination of those estimates. However, management is of the opinion that the final determination of the estimates will not have a material impact on the financial position or results of operations of the Company.

Therefore, the Company anticipates that it may reassess how the acquisition is posted to the books of the Company during the second half of this fiscal year. Such revisions may, in addition to increasing working capital, reduce good will and increase the net worth of the Company.

NOTE 3.  RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30,2001 TO THE THREE MONTHS ENDED JUNE 30, 2000:

Revenues for the second quarter of 2001 increased to $1,173,861 from $101,883 for the second quarter of 2000.

The Company recorded a net loss of $296,165 or a loss of $.00134 per share in the second quarter of 2001. This is in comparison to the second quarter of 2000 in which there was a loss of $86,357 or a loss of $.0038 per share.

<PAGE 11>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Cost of sales increased to $818,641 for the second quarter of 2001 compared to $83,922 for the second quarter of 2000. All of the costs of sales in the second quarter of 2001 were attributable to ERI.

The Company's consolidated gross margin was 30% in the second quarter of 2001. There is no comparison to 2000 when Enviro-Energy Corporation was still a Development Stage Company.

Administration expenditures increased in the second quarter of 2001 to $887,456 compared to $68,423 for quarter ended June 30, 2000. In the second quarter of 2001 ERI's administrative cost were $585,275; Enviro-Energy's operations accounted for $302,181 of the administration costs.

Depreciation of equipment and amortization of goodwill increased to $192,663 in the second quarter of 2001 due to the acquisition of ERI and its fixed asset base, and due to the amortization of the goodwill arising on the acquisition of ERI.

Interest on short and long-term borrowing increased to $75,919 in the second quarter of 2001 from $35,794 in the second quarter of 2000 due principally to increased borrowings resulting from the ERI acquisition.

Other income increased to $116,737 in the second quarter of 2001 compared to $0 in the second quarter of 2000, due to recognition of income from an investment of ERI's reported using the equity method.

COMPARISON OF SIX MONTHS ENDED JUNE 30,2001 TO THE SIX MONTHS ENDED JUNE 30,
2000:

Revenues for the six months ended June 30, 2001 increased to $1,579,766 from $117,784 for the six months ended June 30, 2000.

The Company recorded a net loss of $461,964 or a loss of $.00353 per share for the six months ended June 30, 2001. This is in comparison to the six months ended June 30, 2000 in which there was a loss of $175,961 or a loss of $.0077 per share.

Cost of sales increased to $1,052,820 for the six months ended June 30, 2001 compared to $139,225 for the six months ended June 30, 2000. Cost of sales for 2001 in the amount of $2,019 were attributable to Enviro-Energy, with the remainder attributable to ERI.

The Company's consolidated gross margin was 33% for the six months ended June 30, 2001. There is no comparison to 2000 when Enviro-Energy Corporation was still a Development Stage Company.

Administration expenditures increased for the six months ended June 30, 2001 to $1,147,487 compared to $84,849 for the six months ended June 30, 2000. Administration costs for 2001 in the amount of $758,543 were attributable to ERI; whereas, Enviro-Energy's operations accounted for $388,944 of the administration costs.


<PAGE 12>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Depreciation of equipment and amortization of goodwill increased to $260,430 for the six months ended June 30, 2001 due to the acquisition of ERI and its fixed asset base, and due to the amortization of the goodwill arising on the acquisition of ERI.

Interest on short and long-term borrowing increased to $107,817 for the six months ended June 30, 2001 from $69,490 for the six months ended June 30, 2000 due principally to increased borrowings resulting from the ERI acquisition.

Other income increased to $92,134 for the six months ended June 30, 2001 compared to $0 for the six months ended June 30, 2000, due to recognition of income from an investment of ERI's reported using the equity method.
NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $305,702 at June 30, 2001 from $26 at December 31, 2000. The increase is primarily due to the consolidation of ERI's cash balances at June 30, 2001.

Accounts receivable increased to $2,028,617 due to the acquisition of ERI. Enviro-Energy has no outstanding receivables at June 30, 2001.

Inventories increased to $278,772 at June 30, 2001 due to ERI's acquisition. Enviro-Energy does not carry inventories at this time.

Stock Option Funds Receivable increased to $1,250,000 at June 30, 2001 due to the Non-Qualified Stock Option Agreement effective May 30, 2001.

Notes Receivable increased to $143,679 due to ERI's acquisition.

Prepaid Expenses increased to $155,863 due to ERI's acquisition.

Property, plant, and equipment increased to $1,937,740 due to the ERI's acquisition.

The company had no formal capital commitments at June 30, 2001.

Goodwill increased to $2,257,930 at June 30, 2001 due to ERI's acquisition.

Investments increased to $338,142 due to ERI's investment of $165,642 and Enviro-Energy's investment of $172,500 in unconsolidated entities.

Accounts payable and accrued liabilities increased to $4,171,481 at June 30, 2001 from $312,905 at December 31, 2000; $3,978,361 attributable to ERI and $193,120 attributable to Enviro-Energy.

Notes payable to related parties decreased to $772,640 at June 30, 2001 from $1,167,583 at December 31, 2000 primarily due to the issuance of common stock in March 2001 in satisfaction of the balances owed at December 31, 2000.

Current portion of Long-term debt increased to $1,438,608 due to ERI's acquisition.

<PAGE 13>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Current portion of capital lease obligations increased to $30,625 due to ERI's acquisition.

Long-term debt of $783,986 were owed as of June 30, 2001, which are attributable to ERI's acquisition.

Capital lease obligations at June 30, 2001 are attributed to ERI's acquisition is $25,032.

Minority interest of $(1,318,512) is attributable to the acquisition of ERI.

Common stock increased $234,730 at June 30, 2001 compared to $26,674 at December 31, 2000 due to the issuance of 208,056,784 shares since December 31, 2000; 28,838,827 of which were issued during the second quarter of 2001.

Preferred stock at June 30, 2001 is zero value. The $5,000 balance at December 31, 2000 was converted to common stock in January 2001.

Paid in capital increased $2,143,622 during the second quarter of 2001 to a total of $6,646,950. This is in comparison to $2,104,188 at December 31, 2000.

The currency adjustment increased to $(12,747) at June 30, 2001 due to the foreign currency fluctuations of one of ERI's consolidated subsidiaries.

Cash flow used by Operational Activities totaled $198,463 for the six months ended June 30, 2001.

Investment Activities during the six months ended June 30, 2001 used
$6,112,241.

Cash flow from Financing Activities resulted in a total source of $6,629,127 for the six months ended June 30, 2001.

Total net sources of cash for the six months ended June 30, 2001 was $305,676.

There was a total ending cash and cash equivalents balance of $305,702 at June 30, 2001.














<PAGE 14>

ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning potential operations and results of the company and information relating to Year 2001 matters, described below. The company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-SB for the year ending December 31, 2000.

In February of this year the Company announced that it was reviewing ways to expand its scope of operations, taking advantage of its history and base in environmentally sensitive technologies. Within six weeks, by the end of the first quarter, the Company had developed a strategy to acquire companies within the environmental sector, recruited senior management, and booked
record sales for the quarter.   Fulfilling a management commitment to ensure
that the name of the company accurately reflected its new business focus, a name change to Enviro-Energy Corporation (OTCBB: ENGY) was effected on July 3, 2001.

The pattern of fast growth and rapid execution of plans continued in the second quarter. Once again the Company has booked record sales. Sales should increase by at least 200% again in the third quarter. Expected losses were within budgeted parameters and considerably lower than losses typically incurred by companies in the early stages of an aggressive merger and acquisition program. Operations are strengthening and the Company enters the third quarter ready to capture more business in remediation and reclamation work for the extractive industries - mining, oil and chemicals.

While organizing the launch of the new Company initiative, several major benchmarks were achieved during the four months from February such as:

- purchase of IESCRETE(r), a proprietary process for encapsulating and stabilizing hazardous materials in soils

- purchase of control of Environmental Reclamation Inc., a company specializing in design-to-build environmental remediation and reclamation services

- launching of a proprietary bio-remediation technology to treat Chromium VI in-situ and the award of a significant pilot remediation contract with the City of Glasgow, Scotland

- award of a major engineering and design contract for a large harbor clean up in Scotland

<PAGE 15>

(PART I. ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS . . . CONTINUED)

- award of a one year DOE, EPA sponsored full field test for the use of IESCRETE(r) for mining tailings capping

- agreement to purchase Energy Flow Management Inc., a developer of patented technology for treating organic wastes

- agreement to acquire Western Construction and Equipment, an operator of a specialized landfill

- launching of the patented Hydrafreezer, with its manufacturing prototype significantly completed

- expansion of United Kingdom operations with the award of a complex hydrocarbon/chromium VI mixed waste remediation project in Scotland

-	establishment of remediation baseline revenue with the award of a $12mm, 3 year contract to remediate lead contamination in a northern Idaho community.

Upon completion of the acquisition of control of Environmental Reclamation Inc. (ERI) the Company sought acquisitions in all sectors of the industry. From this broad based approach we expected a defined and concentrated pattern would develop and that the Company would become more focused in its
endeavors.   We had not anticipated this sharpened vision crystallizing before 2002. However, consistent with our pattern of fast developments, a planned acquisition coupled with sudden developments in both environmental and energy sectors (such as a deregulated electrical industry in California and aggressive moves by federal and state environmental agencies to curtail or eliminate farm animal pollution), placed the Company squarely in the middle of a major opportunity to bring innovative and compelling cost effective solutions to the serious agricultural waste problem while generating "green" electricity.

The months of May, June and July were intense as management invested its scarce resources on completing a comprehensive and intensified plan designed to take the Company well into the next decade. The results of these efforts were the completion of the acquisition of Energy Flow Management Inc (EFMI) with its patent granted Advanced Anaerobic Digestion System, the design of the proprietary Enviro-Energy(c) Bio-Waste-to-Energy System, and the change of the name of the Company to Enviro-Energy Corporation.

Enviro-Energy Corporation is clearly centered on resolving and economically satisfying the most essential needs of our society - treating environmental wastes streams caused by our need to eat, and providing energy to meet the demands of our growing population without increasing harm to our environment. The Company is organized to maximize synergies, internal growth, and use of assets. In particular the Company seeks to balance growth of sales in remediation and reclamation sectors with strong long-term assets and cash flows derived from waste-to-energy and other environmental sector facilities.



<PAGE 16>

(PART I. ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS . . . CONTINUED)

Enviro-Energy Corporation is now organized with three major initiatives (operating units):

A.  ENVIRO-ENERGY(c) Systems
    ------------------------

This is a potentially high cash flow, net operating profit business focused on converting biomasses into electrical energy and saleable by-products. The Company is employing its own patented Advanced Anaerobic Processing Technology, to develop, own and operate distributed waste-to-energy systems placed throughout the agricultural community.

Producers of animal based agricultural products such as beef, hogs, dairy and poultry are struggling to meet increasingly stringent environmental controls. Pressure on water supplies and control of used water, in addition to increases in energy and heat costs, further intensifies problems in these
industries.   For example, the majority of the dairy industry in California is currently out of compliance with existing environmental regulations, facing water shortages and staggering increases in utility rates.

There are a number of factors currently affecting rapid exploitation of this resource:

- many farm sizes are usually too small to justify conversion systems

- transportation, permitting and community impacts restrict large-scale collection and processing centers

- farmers are not willing to invest in, manage or maintain waste processing systems

- utilities are generally unwilling to encourage or allow small electrical producers to sell into their systems due to irregular output and cost of maintenance.


The ENVIRO-ENERGY(c) skid-mounted animal waste to electrical energy system provides an immediate remedy to these issues without additional investment by the farmer nor extensive and complex permitting. The Company will build, own and maintain systems designed specifically to transform animal waste into electrical energy while recycling water and producing saleable by-products such as fertilizer and potting soils. Enviro-Energy Corporation will derive its revenues from the sale of power, by-products and water reclamation.


B.  Brownfield Development
    ----------------------

Using in house technology and engineering expertise the Company will acquire, remediate/treat and develop contaminated properties. Proceeds (either through equity based financing or resale) of developed/permitted properties will be used to expand holdings and operations in this sector.

<PAGE 17>

(PART I. ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS . . . CONTINUED)

Brownfields are properties that have been taken out of use due to environmental contamination. Until recently EPA rules concerning financial responsibilities made treating and remediating these properties virtually impossible. During the last two years regulations have been altered to delineate owner responsibilities and encourage clean up and reuse of brownfield properties. However, brownfield remediation requires a comprehensive approach to the clean up process. Still highly fragmented, the environmental industry as a whole is not prepared to address this opportunity. Enviro-Energy Corporation, through its unique industry consolidation model, has, and continues to build a full service, design-to-build capability.

C.  Operating Environmental Remediation and Reclamation
    ---------------------------------------------------
                and Related Technologies
                ------------------------
Rapid growth of sales and operating profits, acquisitions of advanced technologies and engineering skills, are managed within this operating unit. Cash flows from operations will be allocated for growth and development of
longer-term assets such as waste-to-energy plants.   Specialized skills and
resources from this unit are used in the build-outs and management of waste-to-energy plants and brown field development. The unit continues to develop and earn income of a recurring nature from its existing blue chip client base. The effect of this strategy is to increase the range and depth of company resources while increasing profit and cash flow through vertical/horizontal integration of critical services, skills and technology.

Planned mergers and acquisitions are being restructured and re-evaluated in the light of our enhanced vision and plan. We are shaping these activities to strengthen our immediate "roll out" capabilities with the Enviro-Energy(c) Waste-to-Energy System, and broaden our brownfield remediation resources.
The Company remains committed to strong growth through a combination of acquisitions and internal growth. As many of our growth opportunities are now asset based, strong cash flow situations, we are actively pursuing more conventional lines of asset-based lending to fund our growth with a minimum of impact on our issued equity base. Our Enviro-Energy(c) Waste-to-Energy System, with estimated pay-backs on investment of less than five years, is ideally suited for this type of financing. Brownfields are well suited to joint ventures with real estate developers in which the developer provides capital and redevelopment expertise and Enviro-Energy provides remediation and treatment resources. The Company anticipates positive developments in both of these sectors during the third quarter of this year.

The third quarter is expected to reflect a continuation of our fast pace of growth and maturation. Revenues will continue to grow, estimated at $3,200,000. We anticipate adding management resources and capital. Management is focused on solidifying opportunities in its Enviro-Energy(c) Waste-to-Energy Systems and retooling its merger and acquisition strategy to strengthen the Company's major business opportunity. We anticipate that the third quarter will prove pivotal in establishing the foundation the Company needs as it seeks to become a leader in providing creative, profitable and environment friendly solutions to the pressures of our growing population.

<PAGE 18>

(PART I. ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS . . . CONTINUED)

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During June 2001, there were 27,838,828 shares of common stock issued to Coldwater Capital LLC under the terms of the Consulting and Marketing License Agreement and the Non-Qualified Stock Option Agreement, both dated and effective May 30, 2001.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the three months ended June 30, 2001. A Company Name Change was approved in the 2nd quarter of the year 2001 and was processed by the State of Delaware on July 3, 2001. Following is a copy of the Certificate of Amendment.







<PAGE 19>

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
STATE OF DELAWARE
CERTIFICATE OF AMENDMENT
OF CERTIFICATE OF INCORPORATION

ThermaFreeze, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware.

DOES HEREBY CERTIFY:

FIRST: That at a meeting of the Board of ThermaFreeze, Inc., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "ONE (1)" so that, as amended, said Article shall be and read as follows:

The corporation name of ThermaFreeze Inc. shall change to Enviro-Energy Corporation.

SECOND: That thereafter, pursuant to resolution of its Board of Directors, a special meeting of the stockholders of said corporation was duly called and held upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

FOURTH: That the capital of said corporation shall not be reduced under or by reason of said amendment.

IN WITNESS WHEREOF, said corporation has caused this certificate to be signed by Thomas Pryor, an Authorized Officer, this 3rd day of July, 2001.

By: /s/ Thos Pryor
    ---------------
  Authorized Officer

     THOMAS PRYOR
 Chief Financial Officer

STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 04:08 PM 07/03/2001
010322232-2503280



<PAGE 20>

PART III.  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


ENVIRO-ENERGY CORPORATION
-------------------------

Date: August 10, 2001


By:/s/ Galen D. Loven
----------------------
GALEN DEAN LOVEN, Chairman


By: /s/ Thomas Pryor
-----------------------
THOMAS PRYOR, CFO

































<PAGE 21>