Form 10QSB
period 2001-09-30
ENVIRO ENERGY CORP
filed 2001-11-15
CIK 1107080

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended September 30, 2001

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

Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 240,830,919 shares of the Issuer's Common Stock outstanding and no Preferred Stock outstanding as of September 30, 2001.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]










<PAGE 1>

INDEX

                                                                PAGE
                                                                ----
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30,2001
     And December 31, 2000                                       Page 3

Consolidated Statements of Operations for the Three
      Months Period Ended September 30, 2001 and 2000            Page 5

Consolidated Statements of Operations for the Nine
      Months Period Ended September 30, 2001 and 2000            Page 6

Consolidated Statements of Cash Flow for the Nine Months
     Ended September 30, 2001 and 2000                           Page 7

Notes to Consolidated Financial Statements                       Page 8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS                       Page 15
          OF PLANS OF OPERATION


PART II. OTHER INFORMATION                                       Page 17

ITEM 1.  LEGAL PROCEEDINGS                                       Page 17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               Page 17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         Page 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                         Page 17

ITEM 5.  OTHER INFORMATION                                       Page 17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         Page 17

PART III.         SIGNATURES                                     Page 18










<PAGE 2>

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION
Consolidated Balance Sheets (Unaudited)
September 30, 2001 and December 31, 2000

                                                  September 30,   December 31
                                                       2001        2000
                                                   -----------  -----------

ASSETS

Current Assets:
Cash and Cash Equivalents                          $   77,213    $       26
Accounts receivable, net of $52,172 allowance       2,059,866         1,425
Unbilled revenue, net of $2,145,339 allowance         692,086
Receivables from related parties,
   Net of $245,000 allowance                          260,774
Inventories                                           219,029
Equipment held for sale                                78,524
Stock Option Funds Receivable                         650,000
Notes and other receivables                            55,151
Income Taxes Recoverable                               24,085
Prepaid Expense                                        96,017
Deferred Income Taxes                                  64,930
                                                   -----------  -----------
Total Current Assets                               $4,277,675    $    1,451

Property, Plant, and Equipment - at cost
   Net of accumulated depreciation of $1,978,841    1,826,107
Goodwill - at cost
   Net of accumulated amortization of $77,897       2,198,685
Investment - at cost                                  418,800
                                                   ----------

Total Assets                                       $8,721,267    $    1,451
                                                   ===========  ===========

LIABILITIES

Current Liabilities:
Accounts Payable                                   $3,432,139   $   312,905
Payroll and accrued liabilities                       375,816
Accounts payable to related parties                    94,822
Factoring payable                                     606,929
Notes Payable to related parties                    1,006,010     1,167,583
Current Portion of long-term debt                   1,077,595
Current Portion of Obligation under capital leases     29,597
                                                   -----------  -----------
Total Current Liabilities                           6,622,908     1,480,488
                                                   -----------  -----------



<PAGE 3>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)


Long Term Debt                                        633,983
Obligations under Capital Leases                       19,428
Minority Interest in Subsidiaries                  (1,339,420)
                                                   -----------  -----------
Total Liabilities                                  $5,936,900   $ 1,480,488


Shareholders'Equity
Common Stock, $0.001 Par Value                     $  240,830    $  26,674
  Authorized: 300,000,000 shares - 09/30/01
              40,000,000 shares  - 12/31/00
  Issued: 240,830,919 - 09/30/01
           26,674,135 - 12/31/00


Preferred Stock, $0.001 Par Value,                          0        5,000
  Authorized: 10,000,000 shares 09/30/01
              10,000,000 shares 12/31/00
  Issued:     No Issuance 09/30/01
              5,000,000   12/31/00

Cumulative foreign currency translation adjustment    (30,245)
Additional Paid-in Capital                          6,691,850    2,104,188
Accumulated Deficit                                (4,118,068)  (3,614,899)
                                                   -----------  -----------
Total Shareholders' Equity                          2,784,367   (1,479,037)
                                                   -----------  -----------
Total Liabilities and Stockholders' Equity         $8,721,267   $    1,451
                                                   ===========  ===========





The accompanying notes are an integral part of these financial statements.


















<PAGE 4>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)


Enviro-Energy Corporation
Consolidated Statements of Operations (Unaudited)
For the Three Months Period ended
September 30, 2001 and September 30, 2000

                                                      Sept. 30       Sept. 30
STATEMENT OF OPERATIONS                                 2001          2000
                                                     ------------  -----------
Sales of services and products                       $ 2,993,442   $   25,514
Cost of services and products sold                     1,982,720            0
                                                     ------------  -----------
Gross Profit                                           1,010,722       25,514
                                                     ------------  -----------
Operating expenses:
General and administrative expenses                      780,276       64,749
Research & Development                                    60,795       71,592
Depreciation, depletion and amortization                 193,634            0
                                                     ------------  -----------
Total Operating Expenses                               1,034,705      136,341
                                                     ------------  -----------
Profit/(Loss) from operations                            (23,983)    (110,827)

Other income (expense):
Interest Income                                            1,826            0
Interest Expense                                        (130,125)     (36,109)
Other                                                     57,942
                                                     ------------  -----------
Total other expense                                      (70,357)     (36,109)
                                                     ------------  -----------

Loss before Minority interest                            (94,340)    (146,936)
Minority interest in consolidated subsidiary              20,908            0
                                                     ------------  -----------
Net Loss                                                 (73,432)    (146,936)
                                                     ============  ===========
Basic and fully dilutive loss per share                 (0.00031)    (0.00613)
                                                     ============  ===========
Weighted average number of
   common shares outstanding                          238,797,586   22,961,522
                                                     ============  ===========




The accompanying notes are an integral part of these financial statements.







<PAGE 5>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Enviro-Energy Corporation
Consolidated Statements of Operations (Unaudited)
For the Nine Months Period ended
September 30, 2001 and September 30, 2000

                                                      Sept. 30       Sept 30
STATEMENT OF OPERATIONS                                 2001          2000
                                                     ------------  -----------
Sales of services and products                       $ 4,573,208   $  143,298
Cost of services and products sold                     3,035,540            0
                                                     ------------  -----------
Gross Profit                                           1,537,668      143,298
                                                     ------------  -----------
Operating expenses:
General and administrative expenses                    1,927,763      203,974
Research & Development                                    60,795      156,441
Depreciation, depletion and amortization                 454,065          181
                                                     ------------  -----------
Total Operating Expenses                               2,442,623      360,596
                                                     ------------  -----------
Loss from operations                                    (904,955)    (217,298)

Other income (expense):
Interest Income                                            5,970            0
Interest Expense                                        (237,942)    (105,599)
Other                                                    150,076
                                                     ------------  -----------
Total other expense                                      (81,896)    (105,599)
                                                     ------------  -----------
Loss before Minority interest                           (986,852)    (322,897)
Minority interest in consolidated subsidiary             451,455            0
                                                     ------------  -----------
Net Loss                                                (535,397)    (322,897)
                                                     ============  ===========
Basic and fully dilutive loss per share                  (0.0029)    (0.01348)
                                                     ============  ===========
Weighted average number of
   common shares outstanding                          184,750,056   23,960,888
                                                     ============  ===========







The accompanying notes are an integral part of these financial statements.







<PAGE 6>

(PART I. FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.) ENVIRO-ENERGY CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months ended September 30, 2001 and 2000

                                                       Sept 30      Sept 30
STATEMENT OF CASH FLOWS                                 2001         2000
                                                     -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                             $ (535,397)   $ (322,897)
Adjustment to reconcile net loss to net cash
   Used in operating activities:
Depreciation, Depletion, Amortization                   454,065           181
Changes in Current Assets & Liabilities:
   Contracts receivable and unbilled revenue         (3,043,529)       (4,872)
   Stock Option Fund Receivable                        (650,000)
   Inventories                                         (297,553)
   Prepaid Expenses                                     (96,017)
   Notes and other receivables                         (144,166)
   Accounts Payable                                   3,214,055       152,847
   Payroll and accrued Expenses                         375,816
                                                      -----------  -----------
Net Cash used by operating activities                  (722,726)     (174,741)
                                                      -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property, Plant & Equipment           (2,143,851)            0
   Acquisition of Goodwill                           (2,335,827)            0
   Acquisition of Minority interest in Subsidiary    (1,339,420)            0
   Purchase of Investments                             (214,590)
                                                      -----------  -----------
Net Cash used from Investing Activities              (6,033,688)            0
                                                      ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of Preferred Stock                         (5,000)
   Issuance of common shares                            214,156        31,800
   Proceeds from additional Paid-in Capital           4,587,662
   Proceeds from long term debt                       2,400,468
   Proceeds from capital lease obligations               63,410
   Proceeds from related party debt                     866,265       154,652
   Proceeds from Factoring                            1,828,370
   Payments of long-term debt                          (688,076)
   Payments of capital lease obligations                (14,385)
   Payments of related party debt                    (1,167,583)
   Payments on factoring payable                     (1,221,441)
                                                     -----------   -----------
Net Cash provided by financing activities             6,863,846       186,452
                                                     -----------   -----------
Effect of exchange rate changes in cash                 (30,245)
                                                     -----------   -----------
Net Increase (decrease) in Cash                          77,187        11,711
Cash and cash equivalents (Beginning of Period)              26         1,503
                                                      -----------  -----------
Cash and cash equivalents (End of period)             $  77,213    $   13,214
                                                      ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                               215,939             0

The accompanying notes are an integral part of these financial statements.
<PAGE 7>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, September 30, 2001

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

NOTE 3.  RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30,2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

Revenues for the third quarter of 2001 increased to $2,993,442 from $25,514 for the third quarter of 2000.

The Company recorded a net loss of $73,432 or a loss of $.00031 per share in the third quarter of 2001. This is in comparison to the third quarter of 2000 in which there was a loss of $146,936 or a loss of $.00613 per share.

Cost of sales increased to $1,982,720 for the third quarter of 2001 compared to $0 for the third quarter of 2000. All of the costs of sales in the third quarter of 2001 were attributable to ERI.

The Company's consolidated gross margin was 34% in the third quarter of 2001. There is no comparison to 2000 when Enviro-Energy Corporation was still a Development Stage Company.

Administration expenditures increased in the third quarter of 2001 to $780,276 compared to $64,749 for the quarter ended September 30, 2000. In the third quarter of 2001 ERI's administrative cost were $503,632; Enviro-Energy's operations accounted for $276,644 of the administration costs.

Research and Development expenditures decreased in the third quarter of 2001 to $60,795 compared to $71,592 for the quarter ended September 30, 2000. All of the research and development expenditures are attributable to Enviro-Energy.

Depreciation of equipment and amortization of goodwill increased to $193,634 in the third quarter of 2001 due to the acquisition of ERI and its fixed asset base, and due to the amortization of the goodwill arising on the acquisition of ERI.

<PAGE 11>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Interest on short and long-term borrowing increased to $130,125 in the third quarter of 2001 from $36,109 in the third quarter of 2000 due principally to increased borrowings resulting from the ERI acquisition.

Other income increased to $57,942 in the third quarter of 2001 compared to $0 in the third quarter of 2000, due to recognition of income from an investment of ERI's reported using the equity method.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30,2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

Revenues for the nine months ended September 30, 2001 increased to $4,573,208 from $143,298 for the nine months ended September 30, 2000.

The Company recorded a net loss of $535,397 or a loss of $.0024 per share for the nine months ended September 30, 2001. This is in comparison to the nine months ended September 30, 2000 in which there was a loss of $322,897 or a loss of $.01348 per share.

Cost of sales increased to $3,035,540 for the nine months ended September 30, 2001 compared to $0 for the nine months ended September 30, 2000. All of the costs of sales in the third quarter of 2001 were attributable to ERI.

The Company's consolidated gross margin was 34% for the nine months ended September 30, 2001. There is no comparison to 2000 when Enviro-Energy Corporation was still a Development Stage Company.

Administration expenditures increased for the nine months ended September 30, 2001 to $1,927,763 compared to $203,974 for the nine months ended September 30, 2000. Administration costs for 2001 in the amount of $1,262,174 were attributable to ERI; whereas, Enviro-Energy's operations accounted for $665,589 of the administration costs.

Research and Development expenditures decreased for the nine months ended September 30, 2001 to $60,795 compared to $156,441 for the nine months ended September 30, 2000. All of the research and development expenditures are attributable to Enviro-Energy.

Depreciation of equipment and amortization of goodwill increased to $454,065 for the nine months ended September 30, 2001 due to the acquisition of ERI and its fixed asset base, and due to the amortization of the goodwill arising on the acquisition of ERI.

Interest on short and long-term borrowing increased to $237,942 for the nine months ended September 30, 2001 from $105,599 for the nine months ended September 30, 2000 due principally to increased borrowings resulting from the ERI acquisition.

Other income increased to $150,076 for the nine months ended September 30, 2001 compared to $0 for the nine months ended September 30, 2000, due to recognition of income from an investment of ERI's reported using the equity method.

<PAGE 12>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalent balances increased to $77,213 at September 30, 2001 from $26 at December 31, 2000. The increase is primarily due to the consolidation of ERI's cash balances at September 30, 2001.

Accounts receivable and unbilled revenue increased to $3,012,726 due to the acquisition of ERI. Enviro-Energy has no outstanding receivables at September 30, 2001.

Inventories increased to $297,553 at September 30, 2001 due to ERI's acquisition. Enviro-Energy does not carry inventories at this time.

Stock Option Funds Receivable increased to $650,000 at September 30, 2001 due to the Non-Qualified Stock Option Agreement effective May 30, 2001.

Notes Receivable increased to $55,151 due to ERI's acquisition.

Prepaid Expenses increased to $96,017 due to ERI's acquisition.

Property, plant, and equipment increased to $2,198,685 due to the ERI's acquisition.

The company had no formal capital commitments at September 30, 2001.

Goodwill increased to $2,198,685 at September 30, 2001 due to ERI's acquisition.

Investments increased to $418,800 due to ERI's investment of $246,300 and Enviro-Energy's investment of $172,500 in unconsolidated entities.

Accounts payable and accrued liabilities increased to $3,902,777 at September 30, 2001 from $312,905 at December 31, 2000; $3,870,326 attributable to ERI and $32,451 attributable to Enviro-Energy.

Factoring payable increased to $606,929 at September 30, 2001 from $0 at December 31, 2000 due to ERI's necessity to obtain financing of its accounts receivable.

Notes payable to related parties decreased to $1,006,010 at September 30, 2001 from $1,167,583 at December 31, 2000 primarily due to the issuance of common stock in March 2001 in satisfaction of the balances owed at December 31, 2000, partially offset by additional current year financing proceeds.

Current portion of Long-term debt increased to $1,077,595 due to ERI's acquisition.

Current portion of capital lease obligations increased to $29,597 due to ERI's acquisition.

<PAGE 13>

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

Long-term debt of $633,983 were owed as of September 30, 2001, which are attributable to ERI's acquisition.

Capital lease obligations at September 30, 2001 are attributed to ERI's acquisition is $19,428.

Minority interest of $(1,339,420) is attributable to the acquisition of ERI.

Common stock increased to $240,830 at September 30, 2001 compared to $26,674 at December 31, 2000 due to the issuance of 213,156,784 shares since December 31, 2000; 5,100,000 of which were issued during the third quarter of 2001.

Preferred stock at September 30, 2001 is zero value. The $5,000 balance at December 31, 2000 was converted to common stock in January 2001.

Paid in capital increased $44,900 during the third quarter of 2001 to a total of $6,691,850. This is in comparison to $2,104,188 at December 31, 2000.

The currency adjustment increased to $(30,245) at September 30, 2001 due to the foreign currency fluctuations of one of ERI's consolidated subsidiaries.

Cash flow used by Operational Activities totaled $722,726 for the nine months ended September 30, 2001.

Investment Activities during the nine months ended September 30, 2001 used $6,033,688.

Cash flow from Financing Activities resulted in a total source of $6,863,846 for the nine months ended September 30, 2001.

Total net sources of cash for the nine months ended September 30, 2001 was $77,187.

There was a total ending cash and cash equivalents balance of $77,213 at September 30, 2001.


















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

The third quarter was an extraordinary period for all public companies, especially those like Enviro-Energy with strong relationships in New York.
We believe that the effects of September 11th will be felt for many months to come, creating the need to reassess development strategies and planned capital activities.

Revenues for the quarter were within 5% of forecast, a strong achievement in a year which has seen even more sudden changes in environmental remediation and reclamation work than normal. We directed a substantial amount of corporate resources to developing opportunities in our recently acquired business, Energy Flow Management, Inc. (EFMI) and its newly patented technologies for converting bio masses to energy. In particular we have been able to develop a process which will transform farm animal waste such as that generated by dairies and hog farms, at the farm location in an odor free process, creating useful products such as electricity and green fertilizer. The need to resolve farm animal pollution has become critical as traditional methods are failing and urbanization presses against once removed farmlands. The demand for farm produce (meat, eggs, dairy) grows with our population. Yet the space for producing farms becomes more limited and tolerance for animal pollution has reached zero.

The market for technology capable of resolving this problem must be measured in hundreds of millions of dollars. Recent advances in small system gas-to-energy systems have made it possible for EFMI to tailor its patented anaerobic digester systems to individual farms. Proprietary systems, plus an unique owner/operator approach is expected to give the Company a quick launch into this industry. As proof of the compelling solutions the Company provides, three system orders were received within 4 weeks of product announcement. More will follow as we get these systems operating and establish consistent lines of capital.


<PAGE 15>

(PART I. ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS . . . CONTINUED)

As owner/operators we must seek ways to pay for these systems. Payback periods are very short (less than five years), with long expected life cycles. Therefore we expect to finance these systems through a combination
of conventional debt, joint ventures and municipal bonds.   The Company
believes that concentrating on this very strong market will provide sustainable cash flows and substantial internal growth without heavy reliance
on prevailing stock market conditions.   We continue to evaluate acquisition
opportunities with a view to being ready to advance the Company quickly once market conditions support these activities.

Fourth quarter revenues will be affected by factors like weather. We are nearing the slow period for remediation services and will continue as long as weather permits. In the meantime we continue to drive the Company forward in a flexible and realistic manner, working with the tools we have available to build a strong and enduring company.






































<PAGE 16>

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

         There were 5,100,000 Shares issued in the 3rd Quarter 0f 2001.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the nine months ended September 30, 2001.







<PAGE 17>

PART III.  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


ENVIRO-ENERGY CORPORATION
-------------------------

Date: November 14, 2001


By:/s/ Galen D. Loven
----------------------
GALEN DEAN LOVEN, Chairman


By: /s/ Thomas Pryor
-----------------------
THOMAS PRYOR, CFO

































<PAGE 18>