Form 10KSB
period 2001-12-31
ENVIRO ENERGY CORP
filed 2002-05-14
CIK 1107080

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10 - KSB


      [X}ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001
                                      --------------------



                           Enviro-Energy Corporation
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

                                 None
(Title of Class)

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

State issuer's revenues for its most recent fiscal year.  $1,149
                                                           ------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company (based on the closing price on such stock as reported by the Over the Counter Bulletin Board) on December 31, 2001: $2,546,209
                       ---------

Common Stock, $.001 par value per share, 300,000,000 shares authorized, 254,620,919 issued and outstanding as of December 31, 2001. Preferred Stock, $001. par value per share, 10,000,000 shares authorized, and none issued and outstanding as of December 31, 2001.


                               TABLE OF CONTENTS


Part I   .........................................................  3

Item 1.  Description of Business..................................  3
Item 2.  Description of Property.................................. 19
Item 3.  Legal Proceedings........................................ 19
Item 4.  Submission of Matters to a Vote of Security Holders...... 19


Part II  ......................................................... 19

Item 5.  Market for Common Equity and Related Stockholder Matters. 19
Item 6.  Management's Discussion and Analysis or Plan of
   Operation................................................ 21
Item 7.  Financial Statements Index..............................  25
         Consolidated Financial Statements and Notes..... F-1 to F-20
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................  26


Part III ........................................................  26

Item 9.  Directors, Executives, Officers and Significant
         Employees................................................ 26

Item 10. Remuneration of Directors and Executive
         Officers................................................. 28
Item 11. Security Ownership of Management and Others and Certain
         Security Holders......................................... 29
Item 12. Certain Relationships and Related Transactions........... 30

Item 13. Exhibits and Reports on Form 8-K ........................ 30

SIGNATURES ....................................................... 31


                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Business Development, Organization and Acquisition Activities

Enviro-Energy Corporation, ("Enviro-Energy", the "Company" or "ENGY") was formed in Delaware in May 1994, as Baseball Properties, Inc., a publicly held Delaware Corporation. Baseball Properties, Inc. acquired ThermaFreeze(TM), Inc. in January 1997. Subsequently, the Company's name was changed to ThermaFreeze(TM), Inc. trading under the symbol "THFZ". On July 3, 2001, the Company's name changed to Enviro-Energy Corporation, and the ticker symbol changed to "ENGY".

Enviro-Energy Corporation is a consolidator and operator of environmentally related businesses. Acquisitions and internal growth focus on energy, air, and water sectors. The Company actively manages acquisitions in which it has acquired more than 80% of the acquisition. Companies in which ownership is less than 50% are treated as investments.

The Company is organized to maximize synergies, internal growth, and use of assets. In particular the Company seeks to balance growth of sales through acquisitions or mergers with internally generated new business in bio-waste-to-energy and related sectors.

Enviro-Energy Corporation, at December 31, 2001 has one major operating unit. Enviro-Energy Bio-Waste-To-Energy Systems organized under Energy Flow Management, Inc., is focused on converting bio-masses into electrical energy and saleable by-products. The Company owns patented Advanced Anaerobic Processing Technology. It has further developed proprietary technology for small-scale systems suitable for farm use. It intends to own and operate distributed waste-to-energy systems placed throughout the agricultural community as well as sell systems with maintenance and operating contracts.

The market for these systems is primarily farms generating animal waste from contained herds such as feedlots, dairies, and hogs and poultry operations.

Enviro-Energy's strategy is, to a certain extent dependent, among other factors, on its ability to raise the necessary capital to support its operating subsidiary companies in developing their activities and exploit proprietary technologies. Enviro-Energy has investigated a variety of methods of raising additional working capital such as through the sale of shares of its common stock and preferred stock, through the issue of debt instruments and by potential licensing arrangements. There can be no assurance that Enviro-Energy will raise such capital on terms acceptable to it, if at all. Failure to obtain adequate financing may jeopardize the Company's existence. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company was formed in Delaware in May 1994, as Baseball Properties, Inc., a publicly held Delaware Corporation. ThermaFreeze(TM), Inc., formed in Nevada in March, 1995, was acquired by Baseball Properties, Inc., the acquisition becoming operationally effective in January of 1997. On March 1, 2001, the Company entered into an agreement and plan of Business Expansion with Galen Dean Loven, Ph.D. and his associates, Thermal Products, Inc., a principal shareholder of Company's common stock, shareholders of 5,000,000 outstanding shares of convertible preferred stock, holders of a series of past due demand notes from the Company in the total amount of $1,480,487 representing loans and deferral of rental payments due on equipment, leaseholds and trade payables, and other shareholders of the Company's common stock. Simultaneously with the execution of this agreement, the Company and Thermal Products and certain of its other lenders and shareholders, agreed to a plan whereby the Company settled all of its outstanding financial obligations to Thermal Products and other lenders by the issuance of additional common shares in full satisfaction of any and all notes and other outstanding obligations. In addition, shareholders notified the Company of their intention to convert all of their 5,000,000 convertible preferred shares into 75,000,000 shares of common stock. After the satisfaction of all its present and past due liabilities, there were a total of 201,377,638 shares of the Company's common shares then outstanding, including the shares issued upon the conversion of its preferred stock.

By March 1, 2001, the closing date of the above transaction, Dr. Loven and his associates gained control of 189,294,980 issued and outstanding shares of the Company's common stock, a total of 94% of the Company's then issued and outstanding shares. Dr. Loven's strategy for the Company was to pursue a roll-up acquisition policy, concentrating on companies within the environmental sector.

Coincidental to the above, representing the first implementation of the Company's stated strategy, on February 28, 2001 the Company acquired a 51% interest in Environmental Reclamation Inc. ("ERI"), an Ontario, Canada registered company engaged in the remediation of heavy metal contaminated soil and properties, remediation and clean up of hazardous waste and illegal drug laboratory operations, abandoned mine reclamation and maintenance of operating mining facilities, principally in the western United States.

Subsequently, on July 18, 2001 the Company completed the purchase of 100% of Energy Flow Management, Inc. (EFMI), a Washington State based developer of Advanced Anaerobic Digestion Systems (AADS). The principal asset of EFMI is a patented process for Anaerobic Digestion of Bio-masses (AADS), producing usable by-products and electrical energy. This asset forms the base for the Company's ENVIRO-ENERGY Systems, producing electrical energy by processing environmental wastes and pollutants.

The Company is currently reviewing its strategy regarding the ThermaFreeze activities previously under development in the thermal packaging industry. Given the limited financial, management and operating resources available to the Company, management does not envisage investing further effort or resources into these activities for the foreseeable future.

The Company acquired 51% of Environmental Reclamation, Inc. (ERI) in February of 2001. It was the intention of the Company to assist the growth of ERI through continued acquisitions and capital infusions.

ERI was unable to overcome the problems of a fragmented competitive environment across most areas of its business. Competitors include multi billion dollar multinationals such as Bechtel Corporation; to regional operators who belong to strong groups such as Hydrometrics, Inc., which is a subsidiary of ASARCO, Inc, to small contractors that act locally. In local markets, ERI competes with local contractors primarily on environmental construction related contracts. These contracts are bid by competitive tender for which the main criterion is price. Continuing changes in government and regulatory attitudes towards mining related clean up have not been favorable to ERI.

Given these limiting factors, and competition for internal capital with more promising operations in the bio-waste sector, the Company discontinued its investment in ERI on December 31, 2001. In the first quarter of 2002, the Company entered into an agreement with J.W. Reed, Inc., a private investment banking company, in which Reed agreed to assume immediate management control of ERI, provide ERI with ongoing working capital, and pay the Company approximately 5,000,000 common shares of Reed for the Company's holdings in ERI. Reed further commits
to seek a public market for its shares.   Although Reed has assumed
management control of ERI, and is currently believed to be funding ERI operations, the final consideration has not been paid to the Company. As the transaction has not closed, and the Company is not prepared to place a value on the private shares of Reed, the Company has elected to write-off its investment in ERI in total, subject to further adjustment in the event that Reed completes its intentions.

Energy Flow Management, Inc. (EFMI) a wholly owned subsidiary of the Company acquired in July 2001 is responsible for developing and promoting the Company's ENVIRO-ENERGY Bio-Waste-to-Energy Systems. The Systems process environmental bio-wastes and pollutants converting them into energy units, "green" fertilizers and recycled water. Energy units are converted into electricity or heat as appropriate. The Systems can provide an elegant solution to "contained animal" farm waste through the effective, efficient and environmentally friendly recycling of natural waste products.


PATENTS

EFMI's digester technology is protected by United States Patent No. 6,296,766. The patent covers a series of controls, feedback systems and monitoring to minimize or eliminate variances in throughput for anaerobic digestion, solving the most troublesome aspect of digesters. A method for an anaerobic digester system is provided that employs a cumulative database to better monitor and control the anaerobic process, as compared with conventional anaerobic digester systems. The method includes the storing and ensiling of a feedstock, preferably a biomass, to form a digester feed material, which is then processed by a digester. The process evolves a biogas and forms a digested material. The process is monitored, to collect a plurality of digester data from all stages of the process. These individual points or elements of the data are telemetered to a cumulative data base for storage and eventual retrieval and the cumulative data base is mined to compile predictive, feed forward controls and construct feedstock correlations between the metabolic activity within the digesters and an analysis of the feedstocks into the digesters. The method further includes the production of a high quality plant growth media from the digested mash, and recovery of the biogas generated within the digester. The biogas is collected with the aid of a biogas recovery system. The biogas is predominantly methane, and the anaerobic digester system is preferably operated to maximize the quantity and quality of methane generated.


POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

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

RISKS ASSOCIATED WITH NEW SERVICES, FEATURES AND FUNCTIONS

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development costs.

REGULATION

The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base, could adversely affect the Company's results of operations or financial condition. Please refer "Forward-Looking Statements and Cautionary Notice Regarding Forward Looking Statements."

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

The adoption of new laws or the application of existing laws from jurisdictions whose laws do not currently apply to the Company's business, may decrease the demand for the Company's products, which could increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance, however, that governments nor governmental agencies will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company, among other things, plans to develop and market its ENVIRO-ENERGY bio-waste-to-energy systems, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide customer service, respond to competitive developments and attract, integrate, and motivate qualified personnel provided the company can generate sales and profit.

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

IMPACT OF ENVIRONMENTAL LAWS

Enviro-Energy believes that its operations currently comply, in all material respects, with the applicable federal, state and local laws, rules, regulations and ordinances relating to the Company's various operating and planned activities. Furthermore, Enviro-Energy does not anticipate that maintaining such compliance will have a material impact upon its capital expenditures, future earnings and competitive position.


GOVERNMENT APPROVALS

Enviro-Energy is not aware of any additional government approvals required for its products and services other than those permits applicable to and associated with the use of the ENVIRO-ENERGY bio-waste-to-energy anaerobic digester units. The permits may be for conditional use, and/or permits associated with the impact of operations upon water usage, air quality, and hazardous materials being treated, processed or contained. Lead times associated with permits being awarded vary, from a few days to many months, and depend upon many factors including, but not exclusively, location. Accordingly, delays associated with these lead times may impact negatively upon the Company's ability to properly perform its activities.

EMPLOYEES

The Company currently has three (3) Corporate Officers. There are approximately 125 operating employees in EFMI and its subsidiary Colvico, Inc (First Quarter 2002 Acquisition). Colvico hires both union and non-union employees. Total employment varies seasonally. The Company also uses the services of outside contractors and engineering specialists as required. As the Company begins to develop its markets it will need to add employees.

The Company contracts with Thomas Pryor, a Director of the Company, to provide accounting and administrative support personnel, office space, phone/fax, utilities, furnishings and office equipment including network computer systems.

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

RISK FACTORS

AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD REVIEW CAREFULLY VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET BELOW AND IN THE COMPANY'S OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.


Over the past 12 months, we have financed ourselves through the issuance of common stock and working capital facilities such as factoring of receivables. If we are unable to raise funds from further issues of common stock, it may jeopardize our ability to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop or maintain our existing operations.


OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT ON A NUMBER OF FACTORS

Enviro-Energy Corporation has experienced annual operating losses for the last two years and negative operating cash flow in the same period.

Accordingly, there can be no assurance that we will commercialize any products and services based on the ENVIRO-ENERGY bio-waste-to-energy system and manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, prospects for our products and services must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the product startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our proposed products and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable operations.

Our ability to become profitable will depend on a variety of factors, including the following:

-  price, volume and timing of product sales;
- variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
- changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval; and
-  acquisitions of products, technology or companies.


WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND WE CANNOT GUARANTEE THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING OR IN CONTINUING OUR OPERATIONS

Since 1999, we have focused our efforts on developing our business initially in the thermal packaging sector, and latterly in the developing market for generating electrical power from various waste streams. We also acquired a controlling interest in a business active in the environmental remediation and reclamation sector which was written off in 2001 due to its financial burden on the Company. We will need to raise additional capital to implement fully our business plan and establish adequate manufacturing, marketing, operating, sales, licensing and client service operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

OUR TECHNOLOGY HAS NOT GAINED FULL MARKET ACCEPTANCE, AND WE CANNOT ASSURE YOU THAT IT EVER WILL

Market acceptance of our ENVIRO-ENERGY bio-waste-to-energy system, products and services will depend in large part upon our ability to demonstrate the technical and operational advantages and cost effectiveness of our products and services as compared to alternative, competing products and services, and our ability to train customers concerning the proper use and application of our products. There can be no assurance that our products and services will achieve a level of market acceptance that will be profitable for us.

Due to lack of market acceptance and other factors, we may not be able to distribute our products through wholesale channels via strategic relationships with existing distributors and joint ventures enacted for domestic and international business.

WE MAY BE SUBJECT TO FUTURE ENVIRONMENTAL LIABILITIES THAT COULD AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION

While we currently meet environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources and insurances. In addition, the use of our ENVIRO-ENERGY bio-waste-to-energy system requires permits, delays in obtaining which, will impact upon the timely implementation and installation of our product.

IF WE ARE UNABLE TO MANAGE FUTURE GROWTH, OUR BUSINESS MAY BE
NEGATIVELY AFFECTED

We intend to pursue a strategy of rapid expansion of our operations. We also plan to expand significantly our manufacturing capability associated with our waste-to-energy operations and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our existing and planned marketing, sales, administrative, operational, and financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

-  manage our business and our subsidiaries as a cohesive enterprise;
- manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
- add internal capacity, facilities and third-party sourcing arrangements as and when needed;
-  maintain service quality controls; and
- attract, train, retain, motivate and manage effectively our employees.

There can be no assurance that we will integrate and successfully manage new systems, controls and procedures for our business, nor that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may incur substantial expenses identifying, investigating and developing appropriate new products and services within our subsidiary operations in the global environmental, agricultural, natural resource and other potential markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES

We likely will face intense competition from other energy and environmental companies, many of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, research and development facilities for developing new applications and manufacturing and marketing experience than Enviro-Energy. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete or uneconomic.

In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for products and services based on alternative energy sources grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the ENVIRO-ENERGY bio-waste-to-energy anaerobic digester system more economical and efficient than other similar systems, maintaining such advantages will require a continued high level of investment by the Company in research and development, marketing, sales and customer support. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS, WHICH MAY REQUIRE US TO PAY MONEY TO THE CLAIMANT

The development, marketing, sale and/or licensing of products based on our anaerobic digester technology entail liability risks in the event of product failure or claim of harm caused by product operation. While we are not aware of any claim against us based upon the use or failure of our products, end users of any of our proposed products and services could assert claims against us. Although we intend to maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. If there is a successful suit against us, lack or insufficiency of insurance coverage would have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO MANUFACTURE OUR PRODUCTS MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS

Our future performance will depend to a substantial degree upon our ability to manufacture, market and deliver the products and services based on our anaerobic digester technology in an efficient and profitable manner. In this regard, we have instituted arrangements for production facilities for our digester products operation at subsidiaries facilities, and have partially implemented our manufacturing operations at these facilities. However, we have no prior experience in maintaining a facility that will manufacture our products in the quantities required for profitable operations.

Accordingly, there can be no assurance that:

- we will be able to complete the manufacturing facilities in a timely manner;
- the cost of completing the facilities will not exceed management's current estimates;
- the facilities' capacity will not exceed the demand for our products; or
- such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands.

In addition, the implementation of our manufacturing operations at the facilities presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

- production delays associated with products based on the anaerobic digester technology;
- unavailability of required capital equipment and qualified personnel;
- raw material shortages, higher-than-expected overhead or operating costs; or
-  lack of sufficient quality control over the products;

In addition, our development of our internal manufacturing capacity will depend in large part on our ability to raise sufficient capital for this purpose. We may not be able to develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on our business, financial condition, results of operations and possibly on our relationships with our customers. We may consider third party outsourcing arrangements for the manufacture and supply of certain products during the period in which we expand our internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT

Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. The loss of the services of one or more of our key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.


OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO
PREDICT HOW WE MAY PERFORM IN THE FUTURE

As a result of a limited operating history for our ENVIRO-ENERGY bio-waste-to-energy systems, products and services, we do not have historical financial data for a significant number of periods on which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

-  the volume, timing of, and ability to fulfill customer orders;
-  the demand for our products and services;
- the number, timing and significance of product enhancements and new product introductions by us and our competitors;
-  changes in the pricing policies by Enviro-Energy or our competitors;
-  changes in the level of operating expenses;
- expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our research and development activities;
-  personnel changes;
-  product defects and other product or service quality problems; and
- general domestic and international legal, economic and political conditions.

Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

IF WE ARE UNABLE TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS, OUR
BUSINESS COULD BE NEGATIVELY AFFECTED

The markets for our products and services based on anaerobic digester technology have a high propensity for technological change and are highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.

In particular, our future success is dependent upon our ENVIRO-ENERGY product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, we will depend upon pursuing close relationships with existing customers that previously utilized anaerobic digester technology in the agricultural and waste treatment industries, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and services of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership in anaerobic digester technology will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our subsidiary, Energy Flow Management, Inc. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent, as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" (examining finished product to determine how it was originally made) our products, or, if patents are issued to us, design around such patents.

We also rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality or license agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by us will not be challenged, invalidated or circumvented, nor that the rights granted there under will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations.

While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property nor other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

We also rely on certain technology which we license or subcontract from third parties, including certain remediation technologies closely allied with internally developed services and used in the environmental remediation and reclamation operations to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that we will not have to defend them, along with the licensors, to continue their commercial viability to us. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments that could materially adversely affect our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR TRADENAMES AND DOMAIN NAMES

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain names "enviro-energycorp.com" and "erigroup.com" and we use "ENVIRO-ENERGY" as trade names. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superceded, in some cases, by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's trade name or trademark. In such event, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

CONTRACT BONDING

The deployment of services for certain government and/or private projects may require contract performance bonding. The availability of contract bonding in the market has become restricted as a result of the current economic climate.

Insurance bonding requirements often require collateral of 100% of the contract amount. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the Company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the company's financial capability the failure to obtain contract bonding could have a material adverse effect on the Company's business, financial condition and results of operations.

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL
MATTERS REQUIRING SHAREHOLDER APPROVAL

Our existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 50% of the outstanding shares of common stock and common stock equivalents, including convertible preferred stock and stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

These shareholders may have interests that differ from our other shareholders, particularly in the context of potentially beneficial acquisitions of us by another company. For example, to the extent that these shareholders are our employees, they may be less inclined to vote for acquisitions of us by another company involving termination of their employment or diminution of their responsibilities or compensation.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS
BEYOND OUR CONTROL

The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:
-  variations in anticipated or actual results of operations;
- announcements of new products or technological innovations by us or our competitors;
-  changes in earnings estimates of operational results by analysts;
-  results of product demonstrations;
-  inability of market makers to combat short positions on the stock;
- inability of the market to absorb large blocks of stock sold into the market;

- developments or disputes concerning our patents, trademarks or proprietary rights; and
-  comments about us or our markets posted on the Internet.

Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH MAY DILUTE THE VALUE OF OUR COMMON STOCK TO CURRENT SHAREHOLDERS AND MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

Within the next 12 months, the holders of a majority of our preferred stock and certain warrant and option holders will have the right to convert their respective interests into at least 16 million shares of our common stock. If such holders of preferred stock, warrants and options exercise their conversion rights, the holders of our common stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such common stock.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK

Our common stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as the New York Stock Exchange or NASDAQ. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

ITEM 2.  DESCRIPTION OF PROPERTY

A.  Description of Property

The address of the principal office is: 4430 Haskell Avenue, Encino, CA 91436. Approximately 3,500 square feet is rented on a month-to-month occupancy basis in Encino, California for Accounting and Administration. The Company rents administrative offices from Thomas Pryor, a Director and Shareholder of the Company.

The Company's management has recently committed to lease administration premises comprising just under 2,800 square feet, intended to be the Company's group administration headquarters in Spokane, Washington.
The lease is for a period of 64 months commencing May 1,2002 at a monthly rental of approximately $2,800 per month.


ITEM 3.  LEGAL PROCEEDINGS

There is pending litigation for the Company's recovery of an unpaid stock sale receivable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.	Market Information

(1) The Company's common stock is listed and trading on the NASD Over The Counter Bulletin Board under trading symbol "ENGY".

CERTAIN MARKET INFORMATION

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ENGY". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

PART II



                                         Common Stock
PERIOD                              HIGH             LOW
------                              ----             ---

Calendar Year 2001
------------------
First Quarter ended 3/31/01         $0.49            $0.06
Second Quarter ended 6/30/01        $0.22            $0.06
Third Quarter ended 9/30/01         $0.07            $0.01
Fourth Quarter ended 12/31/01       $0.04            $0.01

Calendar Year 2000
------------------
First Quarter ended 3/31/00         $0.23            $0.18
Second Quarter ended 6/30/00        $0.2812          $0.0938
Third Quarter ended 9/30/00         $0.3125          $0.1875
Fourth Quarter ended 12/31/00       $0.25            $0.125

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.20            $0.11
Second Quarter ended 6/30/99        $0.28            $0.15
Third Quarter ended 9/30/99         $0.28            $0.15
Fourth Quarter ended 12/31/99       $0.28            $0.11





(2)(i)  1,000,000 Warrants for Shares were issued as of December 31,
2001

   (ii) There are approximately 116,438,247 shares Restricted Common Stock of the Company.


  (iii) There is currently no common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

B.  Holders

As of December 31, 2001, the Company has approximately 1,885 stockholders of record.

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

ITEM 6.  MANANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.  Overview

During the course of 2001 acquisitions and business development activities brought a variety of opportunities and challenges to the Company. As the Company expanded it became apparent that to maximize the potential of the Company, management had to make critical decisions concerning focus and allocation of resources. Analysis of various factors suggested that a significant growth factor might be realized in bio-waste conversion sectors while the remediation and reclamation sectors required more intensive investments of critical resources with perhaps more certain, but less dramatic impacts to revenue, profit and long term sustained growth. Therefore management elected to implement strategies which had the potential to rapidly develop its bio-waste business and abandon its investment in its remediation and reclamation group. The result is a well-defined strategy and focus for the Company which management believes will crystallize into tangible results in revenue and cash flow during the coming year.

Capital continues to be an issue for the Company as its attempts to expand its business base and develop new products. A number of strategies are under development including an Employee Stock Ownership Plan ("ESOP"), seeking traditional lines of operating capital against cash flows and assets, joint ventures, strategic alliances and direct investments into specific operating units by organizations seeking access to our technologies and engineering capabilities. While no one activity has matured the Company believes that it has reasonable prospects for more than one of these strategies to develop into successful infusions of fresh capital.

Bio-Waste Sector

This sector is organized under Energy Flow Management, Inc., a wholly owned subsidiary of the Company.

The Company emerged from 2001 with what is thought to be a substantial opportunity to enter a mature market in need of product. This market is for processes capable of economically treating manure waste streams generated by confined animals. The vast majority of farms in the world are small. To be price and operationally viable any solution capable of satisfying total demands needs to be produced in some sort of manufactured mode with attending remote monitoring and operations.

The Company believed that it had designed such a product using extensive modifications to its recently acquired patent for large scale bio-waste remediation. Preliminary results from product announcements, together with market size data, convinced management this market was where the future of the Company should be focused. However, the Company had to overcome several hurdles to enter this market successfully.

First was critical operating mass.   At the conclusion of 2001 the
Company was not yet large enough to carry the financial burden of this development. Second was a strategy to support field operations. Due to energy conversion requirements, the majority of operating and maintenance costs are derived from the need for sophisticated and well trained electrical personnel. However, service loads in a small system do not support the expense of one person. Therefore the Company needed an economical solution to carry the costs of skilled staff until a given geographic area developed sufficient units to carry its overhead. Third, manufacturing requires facilities and expertise. The Company did not wish to subcontract manufacturing for a variety of reasons but did not yet have internal capacity. Finally, it was evident that the Company needed to manufacture and install a demonstration facility as soon as possible. These issues defined the acquisition strategy for the Company.

On February 1st, 2002 the Company completed the acquisition of Colvico, Inc., a company with sustainable revenues and profit, electrical expertise, manufacturing capacity and geographic resources within the
initial market area of the Company.   Manufacturing of the first system
was immediately launched and marketing activity accelerated. The Company has been pleased by the depth and range of market interest from both domestic and international markets as well as small farms through large-scale farms.

A critical factor to the economics of these bio-waste systems is the ability to convert energy units into revenue. Energy units are comprised of the by-products (or outputs) of the waste treatment system. In macro terms these products are a blend of methane, carbon dioxide, recycled water and green fertilizer. While traditional programs look to converting methane to electricity, this is neither always desirable nor feasible in areas where electricity rates are low or transmission lines inadequate. Further carbon dioxide is often not fully utilized, especially in small scale units. The Company believes that it has found a viable new market for its energy units by providing energy products for greenhouses. Contained plant growth (greenhouses) are high consumers of every form of energy unit produced by the Company's bio-waste systems. Fertilizer is consumed by plants, carbon dioxide enhances plant growth, and heat and/or electricity is essential for sustained greenhouse operation.

RESULTS OF OPERATIONS FOR THE YEAR DECEMBER 31, 2001 AS COMPARED TO THE YEAR DECEMBER 31, 2000

Revenues for the twelve months ending December 31, 2001 decreased to $1,149 from $146,348 for the twelve months ended December 31, 2000.

Cost of sales increased to $1,208,453 in the year 2001 from $404,189 in 2000.

General and administration costs in the year 2001 increased to $247,057 from $60,493 in the year 2001.

Other expenses in the year 2001 increased to $5,616,577. This was an increase of $5,502,997 over other expenses the year 2000 which was $113,580.

The expenses for the year 2001 reflect all stocks issued for exchange of values. There were 196,947,131 shares of stock issued for all such transactions.

During the year 2001, stocks issued to related parties are as follows:
75,000,000 for conversion of preferred stock to common; 10,039,169 for consulting Services; and, 97,700,000 for extinguising the total debt outstanding of the Company. Stock issued to other parties totaled 14,207,963. All stocks were valued at the Enviro-Energy Corporation's stated closing value at the NasDaq Over the Counter Bulletin Board for December 31, 2001.

The charges for loss on "Discontinued Operations" in the year ended 2001 was the result of the Company's Board of Director's decision to cease any further advances to ERI. This expenses reflect the total advances made. The basis for this action by the Company is by adopting Financial Accounting Standards Rule No. 144.

Interest expenses in the year 2001 was $9,758. This was a decrease of $103,822 under the year 2000.

The net loss for the year 2001 was $11,122,302. This loss was $10,690,388 over the year 2000 where loss was $432,914.


PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002

The Company will continue focus on its bio-waste systems. Marketing will be conducted through internal staff as well as through independent agencies. The Company currently has representation throughout the United States and Israel. It expects to develop further representation in Canada, Europe and other strategic markets during the year.

Marketing will center around the fully containerized small scale system. The Company anticipates the successful installation of its first small system in the Portland, Oregon area in May 2002. This installation will serve the needs of the dairy farmer/client and also be used as a show facility and test for the Company. The Company is also developing prospects for large scale (mega farm) systems.

Due to specific economies, and the requirement to focus limited resources, the Company has centered on the dairy industry as its primary market, with the beef industry as its secondary focus. While market opportunities in other segments (such as hogs or poultry) are also considered strong the Company intends to maintain emphasis on its primary markets until its is well established.

Management has further concluded that the many opportunities for the growth and success of this business unit will occur through joint ventures or other forms of close associations with parties who have greater financial capacity, access to technology or contracts outside the group's normal theater of influence, and who need the operating resources and engineering talents of the group. The Company is actively pursuing these avenues and is optimistic that it will succeed in its efforts.

ITEM 7.  Financial Statements

a) The following documents (pages F-1 to F-20) form part of the report on the Financial Statements.

FINANCIAL STATEMENTS



                                                         PAGE
                                                         ----
Independent Auditor's Report                             F-1
Auditor's Consent                                        F-2
Consolidated Balance Sheets                              F-3
Consolidated Income Statements                           F-4
Consolidated Statement of Stockholders' Equity           F-5 to F-6
Consolidated Statement of Cash Flows                     F-7 to F-8
Notes to Consolidated Financial Statements               F-9 to F-20


G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITOR'S REPORT


May 13, 2002

Board of Directors
Enviro-Energy Corporation [formerly ThermaFreeze, Inc.]
Encino, CA

I have audited the Balance Sheets of Enviro-Energy Corporation [formerly ThermaFreeze, Inc.] (the "Company") (a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the Balance Sheets of Enviro-Energy Corporation [formerly ThermaFreeze, Inc.] as of December 31, 2001 and 2000, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Signed
G. Brad Beckstead, CPA

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)





May 13, 2002


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of May 13, 2002, on the Financial Statements of Enviro-Energy Corporation [formerly ThermaFreeze, Inc.] for the year ended December 31, 2001, in its Form 10K-SB to be filed with the US Securities and Exchange Commission.

Signed,



G. Brad Beckstead, CPA

                             Enviro-Energy Corporation
                            (Formerly ThermaFreeze Inc.)
                             Consolidated Balance Sheet


                                                      December 31, 2001
                                                     -----------------
Assets

Current assets:
Cash and equivalents                                     $         251
Short term notes receivable                                     22,000
                                                            ----------
             Total current assets                               22,251

Investment in raw Land                                          22,000
Acquired technology                                            170,000
                                                            ----------
                                                          $    214,251
                                                            ==========
Liabilities and Stockholders'(Deficit)

Current liabilities:
Net liabilities to discontinued operations                 $   323,432
Loans from shareholders                                        324,863
                                                             ----------
             Total current liabilities                         648,295
                                                             ----------
                                                               648,295
                                                             ----------
Stockholders'(deficit)
Preferred Stock, $0.001 par value,
  10,000,000 shares authorized; no shares
  issued or outstanding at 12/31/01
Common Stock, $0.001 par value,
  300,000,000 shares authorized;
  254,620,919 shares issued and
  outstanding at 12/31/01                                      254,620

Additional paid-in capital                                  14,181,536
Accumulated (deficit)                                      (14,870,201)
                                                           -----------
                                                              (434,044)
                                                            -----------
                                                            $  214,251
                                                            ===========

The accompanying notes are an integral part of these financial statements.

                             Enviro-Energy Corporation
                              (Formerly ThermaFreeze)
                      Consolidated Statements of Operations
                               For the Years Ending
                     December 31, 2001 and December 31, 2000


                                                  2001           2000
Revenue                                         $    1,149    $  146,348

Expenses:
Consulting services-related party                  559,572           -
Officer compensation                               228,000           -
Research and development                           200,000       270,099
Consulting services                                128,488
Rent and occupancy-related party                    92,393
General and administrative                          86,613        60,493
Travel                                              71,198           -
Sales and marketing                                 68,795        25,500
Legal services                                      20,200         7,500
Depreciation                                          -            1,090
Employee stock based enticement                                  100,000
                                                ----------    ----------
     Total expenses                              1,455,259       464,682
                                                ----------    ----------
(Loss) from continuing operations               (1,454,110)    (318,334)

Other expenses:
Financing enticement-related party              (5,526,577)           -
Financing enticements                              (90,000)           -
Interest related party                              (9,758)    (113,580)
                                                ----------    ----------
Net(Loss) before discontinued operations        (7,080,445)    (431,914)
(Loss) from discontinued operations
    including loss on disposal                  (4,041,857)           -
                                                -----------   ----------
Net(loss)                                      $(11,122,302)  $(431,914)
                                                ===========   ==========
Weighted average number of
    common shares outstanding-
    basic and fully diluted                     164,851,850   26,674,135

Net(loss) per share from continuing operations  $     (0.01)  $   (0.01)
Net(loss) per share from discontinued operations$     (0.02)  $       -
                                                -----------   ----------
Net(loss) per share - basic and fully diluted   $     (0.03)  $   (0.01)

The accompanying notes are an integral part of these financial statements.

                          Enviro-Energy Corporation
                         (Formerly ThermaFreeze, Inc.)
             Consolidated Statement of Changes in Stockholders' Equity

                                                      Addt'l                     Total
              Common Stock        Preferred Stock    Paid-in    Retained    Stockholders'
              Shares      Amt.    Shares      Amt.    Capital    Deficit        Deficit

=========================================================================================
Balance
Dec 1999      22,511,522  22,512  5,000,000  5,000    2,106,750  (3,315,985)  (1,181,723)
=========================================================================================
SHARES
ISSUED
FOR-

Cash             106,250     106                          7,331                    7,436
For Cash         200,000     200                                                     200

Marketing
Services         150,000     150                         25,350                   25,500

Legal
Services          50,000      50                          7,450                    7,500

Extinguish
Debt-Related
Party          2,651,366   2,651                        328,540                  331,191

Extinguish
Debt               5,000       5                            545                      550

Employment
Enticement     1,000,000   1,000                         99,000                  100,000

Net Loss
Dec 2000                                                           (431,914)    (431,914)
=========================================================================================
Balance
Dec 2000      26,674,135  26,674  5,000,000  5,000    2,574,966  (3,747,899)  (1,141,259)
=========================================================================================







The accompanying notes are an integral part of these financial statements.


                                                      Addt'l                     Total
              Common Stock        Preferred Stock     Paid-in    Retained   Stockholders'
              Shares      Amt.    Shares      Amt.    Capital     Deficit      Deficit
Balance
Dec 2000       26,674,135  26,674  5,000,000   5,000   2,574,966  (3,747,899) (1,141,259)
=========================================================================================
CONVERSION
Preferred to
Common Shares  75,000,000  75,000 (5,000,000) (5,000)    (70,000)                     -

SHARES
ISSUED FOR-

Consultancy
Related Pty    10,039,167  10,039                        549,533                 559,572

Consulting
Services        1,487,500   1,488                        127,000                 128,488

Cash           27,838,827  27,839                      1,322,161               1,350,000

Legal
Services           20,000      20                          5,180                   5,200

Extinguish
Debt-Related
Party          97,700,000   97,700                     6,857,000               6,954,700

Marketing
Services          314,153      314                        67,986                  68,300

Acquire
Technology        500,000      500                       169,500                 170,000

Acquire
ERI             3,150,743    3,151                     2,273,431               2,276,582

Research
& Development  10,000,000   10,000                       190,000                 200,000

Cash
and Exercise
of Warrants       193,891      194                        26,481                  26,675

Financing
Enticement      2,000,000    2,000                        88,000                  90,000

Cancelled
shares           (297,500)   (298)                           298                      -

Net Loss
Dec 2001                                                         (11,122,302)(11,122,302)
=========================================================================================
Balance
Dec 2001     254,620,919 254,620      -        -     14,181,536  (14,870,201)  (434,044)
=========================================================================================


The accompanying notes are an integral part of these financial statements.

                             Enviro-Energy Corporation
                         (Formerly ThermaFreeze, Inc.)
                         Consolidated Statement of Cash Flows
                                  For the Year Ending
                         December 31, 2001 and December 31, 2000

                                                        2001            2000

Net (loss)                                          $(11,122,302)    $ (431,914)

Depreciation                                                  -           1,090

Loss from discontinued operations including
     loss on disposal                                  4,041,857              -
Shares issued for financing enticements                5,526,577              -
Shares issued for consulting services-related party      559,572              -
Shares issued for consulting services                    128,488          1,400
Shares issued for research and development               200,000              -
Shares issued for marketing services                      68,300         25,500
Shares issued for legal services                           5,200          7,500
Shares issued for employee enticement                          -        100,000

Adjustments to reconcile net (loss) to
     net cash (used) by operations:
Decrease in accounts receivables                           1,425          3,680
(Increase) in short-term receivables                     (22,000)             -
Increase (decrease) in accounts payable                 (312,905)       204,747
Change in net assets and liabilities of
     discontinued operations                            (323,432)             -
                                                      -----------    -----------
Net cash (used) by operating activities               (1,249,220)       (87,997)
                                                      -----------    -----------
Cash flows from investing activities:
Investment in raw land                                   (22,000)             -
Acquired technology                                      (20,000)             -
                                                      -----------    -----------
Net cash from investing activities                       (42,000)             -
                                                      -----------    -----------

Cash flows from financing Activities:
Loans from shareholders                                  (85,230)        86,320
Issuance of common stock                               1,376,675            200
                                                      -----------    -----------
Net cash provided by financing activities              1,291,445         86,520
                                                      -----------    -----------
Net increase (decrease) in cash                              225         (1,477)
Cash Beginning                                                26          1,503
                                                      -----------    -----------
Cash Ending                                         $        251     $       26




The accompanying notes are an integral part of these financial statements.
                                     F-7



                                                        2001            2000

Supplemental disclosures:
Interest paid                                       $          -     $        -
                                                      -----------    -----------
Income taxes paid                                   $          -     $        -
                                                      -----------    -----------
Non-cash transactions:
Number of shares issued for consulting
     services - related party                         10,039,167      3,962,613
                                                      -----------    -----------
Number of shares issued for consulting
     services                                          1,487,500              -
                                                      -----------    -----------
Number of shares issued for research
     and development                                  10,000,000              -
                                                      -----------    -----------
Number of shares issued for marketing services           314,153              -
                                                      -----------    -----------
Number of shares issued legal services                    20,000              -
                                                      -----------    -----------
Number of shares issued for employee enticement               -       1,000,000
                                                      -----------    -----------
Number of shares issued for financing enticements      2,000,000              -
                                                      -----------    -----------
Shares issued for extinguishment of debt -
     related party                                  $  6,954,700     $  331,191
                                                      -----------    -----------
Number of shares issued for extinguishments
     of debt - related party                          97,700,000              -
                                                      -----------    -----------
Shares issued to acquire technology                 $    170,000     $        -
                                                      -----------    -----------
Number of shares issued to acquire technology            500,000              -
                                                      -----------    -----------
Shares issued to acquire Environmental
     Reclamation, Inc.                              $  2,276,582     $        -
                                                      -----------    -----------
Number of shares issued to acquire Environmental
     Reclamation, Inc.                                 3,150,743              -
                                                      -----------    -----------


The accompanying notes are an integral part of these financial statements.

Enviro-Energy Corporation
(Formerly ThermaFreeze, Inc.)
               Notes to the Consolidated Financial Statements

Note 1 - Significant accounting policies and procedures


Organization

The Company was organized May 1994 (Date of Inception) under the laws of the State of Delaware, as Baseball Properties, Inc.

In January 1997, the Company acquired ThermaFreeze, Inc., a Nevada corporation, and changed its name to ThermaFreeze, Inc. From January 1997 to February 2001, the Company was considered a development stage company in accordance with SFAS #7 as it attempted to develop certain "cold-packing" technology for market. During February 2001, the Company ceased to pursue the development of the "cold-packing" technology.

On February 28, 2001, the Company acquired 51% of the total outstanding shares of Environmental Reclamation, Inc. (ERI). ERI was engaged in the remediation of heavy metal contaminated soil and properties, remediation and clean up of hazardous waste and illegal drug laboratory operations, abandoned mine reclamation and maintenance of operating mining facilities. Its work is performed primarily under fixed price or time and material contracts principally in western United States and where ERI acts as project manager, joint venture partner or subcontractor. Its major clients have included ARCO, ASARCO, Barrick GOLD, U.S. Forest Service, Bureau of Land Management, U.S. Drug Enforcement Agency, U.S. Army Corps of Engineers and Union Pacific Railroad.

On July 3, 2001, ThermaFreeze Inc. changed its name to Enviro-Energy
Corporation.

Through the remainder of the year ended December 31, 2001, the Company determined to capitalize on its acquisition of ERI. Subsequent to the December 31, 2001 year-end, the Company determined that it would be in the best interest of its shareholders to liquidate its ownership in ERI in order to pursue the development of technology in Advanced Anaerobic Digester System.

Energy Flow Management, Inc. (EFMI) is a wholly owned subsidiary acquired in July 2001. EFMI is responsible for developing and promoting the Company's ENVIRO-ENERGY Bio-Waste-to-Energy Systems. The Systems process environmental bio-wastes and pollutants converting them into energy units, "green" fertilizers and recycled water. Energy units are converted into electricity or heat as appropriate. The Systems can provide an elegant solution to "contained animal" farm waste through the effective, efficient and environmentally friendly recycling of natural waste products.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.


Investments

Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

Property, plant and equipment

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:


Buildings                      20 years
Equipment                      10 years
Furniture and fixtures          3 years


Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Goodwill

Goodwill represents the excess of the cost subsidiaries and businesses over the assigned value of the net assets acquired. The Company reviews the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. The amount of any impairment is recorded as "Loss from Discontinued Operations".

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.


Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Advertising Costs

The Company expenses all costs of advertising as incurred. The Company expensed $495 in advertising costs included in selling and marketing expenses for the year ended December 31, 2001.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.


Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Subsequent to the year ended December 31, 2001, the Company entered into an agreement to dispose of the net assets and liabilities of Environmental Reclamation, Inc. valued at $2,276,582 (see Note 6 below). As of December 31, 2001, the amount was written off as "Loss on Disposition of Assets".


Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.


Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.


Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related
Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.


Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.


Recent pronouncements

In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization.
The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement

Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.
109"), which requires use of the liability method.   SFAS No.  109
provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate     (34.0%)
Valuation reserve               34.0%
--------------------------------------
Total                             -%


As of December 31, 2001, the Company has a net operating loss carryforward of approximately $15,000,000 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2018. The deferred tax asset relating to the operating loss carry forward has been fully reserved at December 31, 2001.



Note 3 - Discontinued operations

Following the purchase of ERI in February of 2001, the Company determined that its environmental reclamation business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in the business. Accordingly, the Company has elected to report its environmental reclamation business as discontinued operations by early adopting SFAS 144. The financial statements have been reclassified to segregate the net assets and operating results of the discontinued operations for the year ended December 31, 2001.

Summary operating results of the discontinued operations are as follows:

                                  FOR THE YEAR ENDED
                                  DECEMBER 31, 2001
                                  -----------------

Revenue                             $4,572,059
                                     =========
Gross profit                         1,538,538
                                     =========
Operating loss                         (41,655)
Interest income                          5,970
Interest expense                      (232,168)
Other income                           150,076
                                     ==========
Loss from discontinued operations   $( 117,777)


The operating loss in 2001 includes depreciation and amortization of $318,019.

Assets and liabilities of discontinued operations are as follows:


                                    DECEMBER 31, 2001
                                    -----------------

Cash and cash equivalents              $    76,895
Other current assets                     3,508,197
Property, plant and equipment, net       1,806,107
Goodwill                                   327,359
Investments                                246,300
                                       -----------
Assets of discontinued operations      $ 5,964,858

Current liabilities                    $ 6,029,192
Long-term debt                             633,983
Obligations under capital leases            29,597
                                        ----------
Liabilities of discontinued operations  $6,692,772
                                        ==========


Note 4 - Stockholder's equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

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

During the year ended December 31, 2000, the Company issued 106,250 shares of its $0.001 par value common stock for cash of $7,438.

During the year ended December 31, 2000, the Company issued 200,000 shares of its $0.001 par value common stock for cash of $200.

During the year ended December 31, 2000, the Company issued 150,000 shares of its $0.001 par value common stock for marketing services valued at $25,500, the fair market value of the underlying shares.

During the year ended December 31, 2000, the Company issued 50,000 shares of its $0.001 par value common stock for legal services valued at $7,500, the fair market value of the underlying shares.

During the year ended December 31, 2000, the Company issued 2,651,366 shares of its $0.001 par value common stock to a major shareholder for extinguishment of debt totaling $331,191.

During the year ended December 31, 2000, the Company issued 5,000 shares of its $0.001 par value common stock to an unrelated third party for extinguishment of debt totaling $550.

During the year ended December 31, 2000, the Company issued 1,000,000 shares of its $0.001 par value common stock to an employee as an "employee enticement" valued at $100,000, the fair market value of the underlying shares.
During the year ended December 31, 2001, the Company issued 75,000,000 shares of its $0.001 par value common stock upon the election to convert by certain shareholders of 5,000,000 shares of $0.001 par value convertible preferred shares convertible at a ratio of 15:1.

During the year ended December 31, 2001, the Company issued 10,039,167 shares of its $0.001 par value common stock to existing shareholders for consulting services valued at $559,572, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company issued 1,487,500 shares of its $0.001 par value common stock to unrelated third party individuals and entities for consulting services valued at $128,488, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company issued 27,838,827 shares of its $0.001 par value common stock to an accredited individual pursuant to a private offering for cash of $1,350,000.

During the year ended December 31, 2001, the Company issued 20,000 shares of its $0.001 par value common stock for legal services valued at $5,200, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company issued 97,700,000 shares of its $0.001 par value common stock to a major shareholder for extinguishment of debt and financing enticements totaling $6,954,700.

During the year ended December 31, 2001, the Company issued 314,153 shares of its $0.001 par value common stock for marketing services valued at $68,300, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company issued 500,000 shares of its $0.001 par value common stock to acquire technology valued at $170,000, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company issued 3,150,743 shares of its $0.001 par value common stock to acquire an interest in Environmental Reclamation, Inc. (ERI) valued at $2,276,582, the value of goodwill in the Company's interest in ERI.

During the year ended December 31, 2001, the Company issued 10,000,000 shares of its $0.001 par value common stock for research and development services valued at $200,000, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company issued 193,891 shares of its $0.001 par value common stock to certain holders of warrants who exercised their rights for cash of $26,675.

During the year ended December 31, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for financing enticements valued at $90,000, the fair market value of the underlying shares.

During the year ended December 31, 2001, the Company cancelled 297,500 shares of its $0.001 par value common stock authorized but not issued to certain individuals. The shares were cancelled for non-payment.

There have been no other issuances of common or preferred stock.

Note 5  - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 6 - Acquired technology

IEscrete(TM) technology was developed by Norad Corporation as a proprietary process to encapsulate a wide variety of environmentally hazardous materials. Applications for this technology are primarily mining related clean ups. The Company acquired this technology from Norad Corporation in 2001 for 500,000 restricted shares of the Company's $0.001 par value common stock valued at $170,000, the fair market value of the underlying shares. IEscrete is currently completing a one-year field test under the auspices of the EPA and the DOE.

Note 7 - Acquisitions

On February 28, 2001, Enviro-Energy Corporation concluded an agreement with Environmental Reclamation, Inc. (ERI), an Ontario, Canada corporation and several of its shareholders whereby Enviro-Energy Corporation acquired a total of 6,257,894 shares of ERI's common stock from seven selling shareholders, representing 51% of ERI's total outstanding shares, in exchange of the issuance of a total of 3,150,743 shares of its authorized but unissued common stock.

On July 7, 2001, the Company signed a Share Exchange Agreement to acquire 100% of Energy Flow Management Inc. (EFMI) for 1,000,000 restricted shares of the Company's $0.001 par value common stock. These restricted shares will be further escrowed against completion of the first major project of EFMI, which is an Advanced Anaerobic Digester System (AADS). EFMI has patents pending protecting its process and technology for the AADS.

Note 8 - Related party transactions

The Company contracts with Thomas Pryor, a Director and officer of the Company, to provide accounting and administrative support personnel, office space, phone/fax, utilities, furnishings and office equipment including network computer systems for $32,250 per month. The Company has no formal contract with Mr. Pryor. He is paid on a month-to-month basis but services cannot be terminated without two months advance notice and all accrued fees and expenses paid to the date of termination. Additional charges are billed as accrued per month. If the Company does not pay a monthly billing by the end of the following month, that balance becomes a demand note subject to 12% interest per annum. As of December 31, 2001, there was an outstanding note payable due to Thomas Pryor for a total of $324,863.

The Company issued 97,700,000 shares of its $0.001 par value common stock to Thermal Products, Inc., a related entity, in exchange for the extinguishment of debt totaling $1,428,123 and financing enticements totaling $5,526,577, for a combined total of $6,954,700, the fair market value of the underlying shares.

The Company issued 10,039,167 shares of its $0.001 par value common stock to certain shareholders of the Company for consulting services valued at $559,572, the value of the underlying shares.

Note 9 - Warrants and options

The Company has outstanding 1,000,000 warrants to convert into 1,000,000 shares of the Company's $0.001 par value common stock at an exercise price of 75% of the average mean of the purchase price of the common stock for 5 trading days immediately preceding the notice of purchase. The warrants are considered to be anti-dilutive as of December 31, 2001 due to the Company's accumulated deficit.

Note 10 - Contingencies

The Company has been notified of an unasserted possible claim or assessment that is probable of assertion in the matter of Mark Neuhaus/Coldwater Capital LLC as a result of the Company's failure to file Form S-8 with the Securities and Exchange Commission. The amount of claim or assessment is not determinable, and the Company's management believes the issue can be resolved in a manor favorable to the Company.

Note 11 - Subsequent events

On January 29, 2002, the Company entered into a Stock Purchase Agreement with Colvico, Inc. to acquire from Colvico's sole shareholder 100% of the outstanding shares of Colvico for 4,000,000 shares of the Company's redeemable (callable) and convertible $0.001 par value preferred stock at a stated value of $1.00 per share, or $4,000,000. Each unredeemed preferred share may be converted on a 1:4 basis into the Company's $0.001 par value common stock. Colvico is an established electrical contractor and energy services company in the Pacific Northwest whose services will enhance the Company's ability to take to market its acquired bio-waste-to-electricity generation plant technology.

On March 15, 2002, the Company issued its 1,000,000 restricted shares of $0.001 par value common stock to the shareholders of EFMI pursuant to the acquisition agreement dated July 7, 2001.

On March 28, 2002, the Company entered into a Stock Swap Agreement (the "Agreement") with JW Reed Corporation (JWR) to sell its ownership in Environmental Reclamation, Inc. (ERI) whereby the Company will receive $150,000 cash plus 5,500,000 shares of shares of JWR common stock in exchange for 100% of its interest in ERI plus all assets and/or liabilities owed to the Company by ERI. The Agreement stipulates a closing date of April 30, 2002, but has been mutually agreed to be extended to an unspecified date in the 2nd quarter of 2002 upon satisfaction of due diligence procedures by both parties.

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


ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None--Not Applicable


                                Part III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

A. The names, ages and positions of the Company's Directors and Executive Officers are as follows:



Name                         Age              Position
--------                    ------           ----------

Galen D. Loven               50              Chairman and CEO

Joseph C. Murray             63              President and Director

Thomas Pryor                 83              Director and CFO




B.	Family relationships

None - not applicable.

C.  Work Experience

Dr. Galen D. Loven, Chairman and CEO, has a Ph.D. in Management and a Masters in International Management. Prior to joining Enviro-Energy Corporation, he worked for ten years as a consultant specializing in succession planning for closely held businesses. His background includes senior management experience in a variety of companies as well as authorship of several business publications.

Joseph C. Murray, President & Director, has been with the Company since its inception. He has extensive senior management experience in manufacturing, marketing and sales.

Thomas Pryor, Director and CFO, has had successful careers in Public Accounting and commercial application of computer sciences.

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

E.  Conflicts of Interest

The officers and directors of the Company are or may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

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


ITEM 10.  EXECUTIVE COMPENSATION

(1)  Compensation of Executive Officers


Compensation of Executive Officer

Name              Title           Salary         Bonus    Common Stock
------------------------------------------------------------------------

Galen D. Loven    Chairman/CEO      N/A           None      None
Joseph C. Murray  Pres./Director    N/A           None      500,000
Thomas Pryor      Director          $228,000      None      100,000


All Executive Officers as a Group (3 persons)



The Company has no employment contracts in place with any of its Officers.

(4) Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2001 for any service provided as a Director.

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



Title      Name & Address                         Amount of      Percent
of         of Beneficial                          shares           of
Class      Owner of Shares       Position         held by Owner    Class
------     ---------------       --------         -------------  -------
Common     Galen Loven(1)        Chairman/CEO       21,206,400    8.32%

Common     Joseph Murray(2)      Pres/Director         500,000     (3)

Common     Thomas Pryor(2)        CFO/Director         100,000     (3)

Common     Split Rock Ventures, LLC                101,500,000    39.86%

------------------------------------------------------------------------
All Executive Officers
Directors as a Group (3 persons)      Common:     21,806,400       8.56%


(1) Address is 2020 E Rockwood Boulevard, Spokane, WA 99203
(2) Address is c/o Enviro-Energy Corporation, 4430 Haskell Avenue, Encino, CA 91436
(3) Less than 1%


B.  Persons Sharing Ownership of Control of Shares

No person owns or shares the power to vote ten percent (10%) or more of the Company's securities. However, Split Rock Ventures, LLC. does own greater than ten percent (10%).

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

1,000,000 Warrants for Shares were issued as of December 31, 2001.

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

The Company contracts with Thomas Pryor, a Director of the Company, to provide accounting and administrative support personnel, office space, phone/fax, utilities, furnishings and office equipment including network computer systems for $32,250 per month. The Company has no formal contract with Mr. Pryor. He is paid on a month to month basis but services cannot be terminated without two months advance notice and all accrued fees and expenses paid to the date of termination.

Additional charges are billed as accrued per month. If the Company does not pay a monthly billing by the end of the following month, that balance becomes a demand note subject to 12% interest per annum. As of December 31, 2001, there was an outstanding notes payable due to Thomas Pryor for a total of $324,863.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None - Not Applicable

(b) Reports on Form 8-K

For the year 2001, the Company has reported material events using Form 8-K on March 14, 2001 (Amendment to the Form 8-K filed dated March 29,
2001) relative to matters on the following items: Changes in Control of Registrant, Acquisition or Disposition of Assets, and Financial
Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enviro-Energy Corporation


/s/ GALEN LOVEN
------------------------
Chairman
Date:  May 13, 2002