Form 10QSB
period 2002-03-31
ENVIRO ENERGY CORP
filed 2002-05-20
CIK 1107080

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 255,898,099 shares of the issuer's common stock outstanding and 4,000,000 preferred stock outstanding as of March 31, 2002.


Transitional Small Business disclosure Format.       Yes [ ]  No [X]

INDEX

                                                                 PAGE
                                                                -------
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31,2002
and Pro forma Balance Sheet as of December 31, 2001              Page 3

Consolidated Statements of Operations for the Three
      Months Period Ended March 31, 2002 and 2001                Page 4

Consolidated Statement of Cash Flow for the Year
      Ended March 31, 2002                                       Page 5

Notes to Consolidated Financial Statements                       Page 6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS                       Page 6
          OF PLANS OF OPERATION


PART II. OTHER INFORMATION                                       Page 8

ITEM 1.  LEGAL PROCEEDINGS                                       Page 9

ITEM 2.  CHANGES IN SECURITIES                                   Page 9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         Page 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                         Page 9

ITEM 5.  OTHER INFORMATION                                       Page 9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         Page 10


PART III.         SIGNATURES                                     Page 10

PART I.  FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION
Consolidated Balance Sheets (Unaudited)
For the periods ending
                                                March 31         December 31
                                                  2002              2001 *
                                               -------------    -------------

Current assets:
Cash and equivalents                           $         7,896   $       251
Short term notes receivable                             22,000        72,000
Accounts receivable                                  4,244,179     3,743,630
Prepaid insurance                                      176,661       213,328
                                                    -----------   -----------
Total current assets                               $ 4,450,736   $ 4,029,209

Property & Equipment                                 2,807,758       979,354
                                                    -----------    ----------
              Total assets                         $ 7,258,494   $ 5,008,563
                                                    ===========   ===========

Liabilities and Stockholders'(Deficit)
Current liabilities:
Accounts payable                                   $ 2,090,455   $ 1,711,167
Accrued expense                                              -       284,979
Net liabilities to discontinued operations             323,432       323,432
Profit sharing payable                                 125,475             -
Loans from shareholders                                324,863       350,528
Loans payable                                          651,712       289,030
Estimated profit of unfinished contracts               267,358       416,357
Deferred income tax                                    109,970       109,970
Line of credit                                               -       284,868
                                                    -----------   -----------
             Total current liabilities             $ 3,893,265   $ 3,770,331

Long term debt                                         622,853       437,624

Stockholders' equity
Stock                                                  255,620       255,620
Additional paid-in capital                          14,181,201    14,181,536
Accumulated (deficit)                              (11,694,780)  (13,636,549)
                                                    -----------  ------------
                                                     2,742,376     1,238,231
                                                    -----------    ----------
Total Liabilities & Equity                          $7,258,494   $ 5,008,563
                                                    ===========    ==========

* Proforma financial including Colvico, Inc.'s financial information.

The  accompanying notes are an integral part of these financial statements.

(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)


Enviro-Energy Corporation
Consolidated Statements of Operations (Unaudited)
For the Three Months Period ended
March 31, 2002 and March 31, 2001

                                                    March 31       March 31
STATEMENT OF OPERATIONS                               2002          2001*
                                                   ------------   -----------

Revenue                                            $ 2,289,676     5,215,716
Cost of services and products sold                   1,884,416     3,989,646
                                                    -------------  ----------
Gross Profit                                           405,260     1,226,070
                                                     ============  ==========
Operating expenses:
General and administrative expense                     323,593       716,718

Other income                                             4,264          7,055
                                                    -----------    ----------

Net Profit (Loss)                                   $   85,931        516,407
                                                    ===========    ==========


-------------------
* The first quarter 2001 includes pro forma financials for Colvico, Inc. consolidated with the Company financials. The first quarter of 2002 is a more representative quarter because the first quarter has been historically the smallest revenue quarter.


The accompanying notes are an integral part of these financial statements.

Enviro-Energy Corporation
Consolidated Statements of Operations (Unaudited)
For the Three Months ended

                                                                    March 31
STATEMENT OF OPERATIONS                                               2002
                                                                   ----------

Profit (Loss)                                                      $  85,931

Cash flow from operating activities
Accounts receivable                                                 (413,882)
-----------
Cash flow from investing activities
Property, Plant & Equipment                                       (1,828,404)

Cash flows financing activities
Increase in accounts payable                                         122,934
Increase in long term note                                           185,229
                                                                   ---------
                                                                  (1,848,192)
Adjustment to Deficit                                              1,855,837
                                                                   ---------
                      Total                                        $   7,645
Cash and cash equivalents (Beginning of Period)                          251
                                                                  -----------
Cash and cash equivalents (End of period)                          $   7,896
                                                                 ============

The accompanying notes are an integral part of these financial statements.





















(PART I.  FINANCIAL INFORMATION, ITEM 1 - CONSOLIDATED FIN'L STMTS. CONT.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, March 31, 2002

BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles however they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited Financial Statements and the notes thereto for Enviro-Energy Corporation filed with the Securities and Exchange Commission on May 13, 2002 and the audited Financial Statements of Colvico, Inc. and the notes thereto filed on a Form 8-K filing with the Securities and Exchange Commission on May 16, 2002.

The Company's financial statements present the company as a going concern, which contemplates the realization of asset and liquidation of liabilities in the normal course of business.


ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning potential operations and results of the company and information relating to Year 2001 matters, described below. The company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-KSB for the year ending December 31, 2001.


A.  Overview

During the course of 2001 acquisitions and business development, activities brought a variety of opportunities and challenges to the Company. As the Company expanded it became apparent that to maximize the potential of the Company, management had to make critical decisions concerning focus and allocation of resources. Analysis of various factors suggested that a significant growth factor might be realized in bio-waste conversion sectors while the remediation and reclamation sectors required more intensive investments of critical resources with perhaps more certain, but less dramatic impacts to revenue, profit and long term sustained growth.

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

The Company believed that it had designed such a product using extensive modifications to its recently acquired patent for large-scale bio-waste remediation. Preliminary results from product announcements, together with market size data, convinced management this market was where the future of the Company should be focused. However, the Company had to overcome several hurdles to enter this market successfully.

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

During the 1st Quarter of 2002, the Company completed the acquisition of Colvico, Inc., a company with sustainable revenues and profit, electrical expertise, manufacturing capacity and geographic resources within the initial
market area of the Company.   Manufacturing of the first system was
immediately launched and marketing activity accelerated. The Company has been pleased by the depth and range of market interest from both domestic and international markets as well as small farms through large-scale farms.

A critical factor to the economics of these bio-waste systems is the ability to convert energy units into revenue. Energy units are comprised of the by-products (or outputs) of the waste treatment system. In macro terms these products are a blend of methane, carbon dioxide, recycled water and green fertilizer. While traditional programs look to converting methane to electricity, this is neither always desirable nor feasible in areas where electricity rates are low or transmission lines inadequate. Further carbon dioxide is often not fully utilized, especially in small-scale units. The Company believes that it has found a viable new market for its energy units by providing energy products for greenhouses. Contained plant growth (greenhouses) are high consumers of every form of energy unit produced by the Company's bio-waste systems. Fertilizer is consumed by plants, carbon dioxide enhances plant growth, and heat and/or electricity is essential for sustained greenhouse operation.


PLAN OF OPERATION

One year ago the Company launched a roll up strategy in the environmental industry. From a broad based approach it quickly found a niche in the bio-waste sector - treating and converting farm waste into energy units such as electricity, heat and fertile soil additives. The pending sale of its interest in Environmental Reclamation Inc. significantly reduced cash drains on the company, allowed for complete management focus on the bio-waste business, and set the stage for ongoing profitability. The acquisition of Colvico, Inc. on January 30th, 2002 transformed the Company into an operating company with resources capable of bringing its new bio-waste technology into the market.

Interest in the proprietary bio-waste systems has been strong. The Company began construction of its first fully containerized system in the first quarter and has scheduled installation of this system in Tillamook, Oregon by May 30th, 2002. The Company anticipates that successful launching and operation of this unit will generate order activity for the full range of bio-waste products. Base line revenues continue from general operations of Colvico, Inc. The Company has elected to defer additional forecasts for 2002 until it has fully accessed the impact of the first bio-waste system in the market.

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There is pending litigation for the Company's recovery of an unpaid stock sale receivable.

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended March 31, 2002, the Company has outstanding 1,000,000 warrants to convert into 1,000,000 shares of the Company's $0.001 par value common stock at an exercise price of 75% of the average mean of the purchase price of the common stock for 5 trading days immediately preceding the notice of purchase.

During the quarter ended March 31, 2002, the Company has 4,000,000 shares of the Company's redeemable (callable) and convertible $0.001 par value preferred stock at a stated value of $1.00 per share, or $4,000,000. Each unredeemed preferred share may be converted on a 1:4 basis into the Company's $0.001 par value common stock.

During the quarter ended March 31, 2002, the Company agreed to grant a one year $0.10 per share, 3,000,000 share option to Allan David, LLC.

During the quarter ended March 31, 2002, the Company issued 1,000,000 restricted shares to EFMI shareholders as previously agreed in a share exchange agreement in the year 2001.

There were 320,000 shares issued for services in the quarter ending March 31, 2002 and 42,820 were cancelled.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

The following significant events occurred during the quarter ended March 31, 2002:

Energy Flow Management, Inc. ("EFMI"), a wholly owned subsidiary of Enviro-Energy Corporation entered into a Stock Purchase Agreement to acquire 100% of the issued share capital of Colvico, Inc. ("Colvico"), a company incorporated in the State of Washington.

Pursuant to the agreement dated January 29, 2002, 4,000,000 One Dollar ($1) redeemable (callable) preferred shares of the registrant were issued to the sole shareholder of Colvico, Mr. Cory Colvin.

Colvico is a well-established electrical contractor and energy services company, bonded and licensed throughout the Pacific Northwest. Colvico gives the Company the ability to install, service and maintain its bio-waste-to-electricity generation plants. Further, using Colvico's in-house electrical assembly and manufacturing plant, the Enviro-energy Corporation will now have the ability to fully manufacture and assemble its skid mounted plants internally, significantly increasing deliverables and profit. The addition of Colvico's revenue stream, profit and asset base will enhance Enviro-Energy's ability to access traditional lines of asset based financing at competitive terms and conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibit is furnished in accordance with Item 601 of Regulation
S-B:

Stock Purchase Agreement (1), dated January 29 2002, by and between ENERGY FLOW MANAGEMENT, INC. (the "Buyer"), a Washington Corporation and wholly owned subsidiary of its Parent, ENVIRO-ENERGY CORPORATION, a Delaware corporation, and COLVICO, INC ("Company"), a Washington corporation, and its Sole Shareholder, Cory Colvin (the "Seller").
-------------------------
(1) Incorporated by reference to the Exhibit shown from the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on February 12, 2002

REPORTS ON FORM 8-K

The Company filed the following Form 8-K with the Securities and Exchange
Commission:

1) Current Report Form 8-K was filed February 12, 2002 reporting the stock purchase agreement with Colvico, Inc. ("Colvico"), a company incorporated in the State of Washington, whereby a wholly owned subsidiary of the Registrant, Energy Flow Management, Inc. ("EFMI"), acquired 100% of the issued share capital of Colvico.

2) Current Report Form 8-K was filed on March 11, 2002 reporting changes in Certifying Accountant where Singer Lewak Greenbaum and Goldstein
LLP was appointed as the Company's principal accountant effective March of 2002.

3) Current Report Form 8-K was filed on May 8, 2002 reporting changes in Certifying Accountant where G. Brad Beckstead, CPA was re-appointed as the Company's principal accountant effective May 7, 2002.

4) Current Report Form 8-K was filed on May 16, 2002 reporting the Financial Statements of Colvico, Inc.

PART III.  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ENVIRO-ENERGY CORPORATION
-------------------------

Date: May 17, 2002

By:/s/ Galen D. Loven
----------------------
GALEN DEAN LOVEN, Chairman