Form 10QSB
period 2002-06-30
ENVIRO ENERGY CORP
filed 2002-08-20
CIK 1107080

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-30069


                    Enviro-Energy Corporation
               ----------------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                          88-0470239
       ---------------                    --------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


   3897 Cinco Amigos, Santa Barbara, CA             93105
  --------------------------------------           -------
(Address of principal executive offices)          (Zip Code)


                         (805) 682-4839
                       ------------------
       (Registrant's telephone number, including area code)


                       ThermaFreeze, Inc.
                       4430 Haskell Avenue
                        Encino, CA 91436
                     ----------------------
 (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            255,620,919



PAGE-1-



                     ENVIRO-ENERGY CORPORATION



                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets                                     4
   Consolidated Statements of Operations                           5
   Consolidated Statements of Cash Flows                           6
   Notes to Financial Statements                                   7

 Item 2. Management's Discussion and Plan of Operation            15

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                        17

 Item 2. Changes in Securities                                    17

 Item 6. Exhibits                                                 17

SIGNATURES                                                        18













PAGE-2-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements





























PAGE-3-F1



                     Enviro-Energy Corporation
                   (formerly ThermaFreeze, Inc.)
                    Consolidated Balance Sheet
                            (Unaudited)

                                     June 30,      Dec 31,
                                         2002        2001
Assets:                            -----------------------

Current Assets:
Cash and equivalents                    $3,566         251
Contracts receivable, net            1,566,363   3,746,630
Trade accounts receivable                4,000
Unbilled receivables                    59,980
Costs and estimated earnings in
excess of
     billings on uncompleted         3,292,443
contracts
Other accounts receivable              486,196
Short-term notes receivable             22,000      72,000
Interest receivable                        748
Prepaid assets and deposits            237,869     213,328
                                   -----------------------
Total current assets                 5,673,165   4,029,209

Fixed assets, net                    2,502,668     979,354


Intangible assets, net                 226,635
Investment in rawland                   22,000      22,000
                                   -----------------------
                                    $8,424,468   5,030,563
                                   =======================

Liabilities and Stockholders'
(Deficit)

Current liabilities:
Checks issued in excess of            $121,090           -
available cash
Trade accounts payable               2,947,402   1,711,167
Accounts payable - related party        25,527      22,000
Accrued and other current              452,325     284,979
liabilities
Current portion of long-term debt      289,030     284,868
Billings in excess of costs and
estimated
     earnings on uncompleted           742,396     416,357
contracts
Net liabilities to discontinued        323,432     323,432
operations
Loans from shareholders                304,462     350,528
                                   -----------------------
Total current liabilities            5,205,664   3,393,331
                                   -----------------------

Deferred income taxes                   65,000     109,970
Long-term debt, net of current         275,751     726,654
portion                            -----------------------

                                     5,546,415   4,229,955
                                   -----------------------
Stockholders' (deficit):
Preferred stock, $0.001 par value,
10,000,000 shares
     authorized, 1,500,000 shares        1,500           -
issued and outstanding
Common stock, $0.001 par value,
300,000,000 shares
     authorized; 255,620,919           255,620     255,620
shares issued and outstanding
Additional paid-in capital           3,393,807   1,778,640
Retained earnings                     (772,874) (1,233,652)
                                   -----------------------
                                     2,878,053     800,608
                                   -----------------------
                                    $8,424,468   5,030,563
                                   =======================


  The accompanying notes are an integral part of these financial statements



PAGE-4-F2



                     Enviro-Energy Corporation
                   (formerly ThermaFreeze, Inc.)
               Consolidated Statements of Operations
                            (Unaudited)

                                Three months ended        Six months ended
                              ------------------------------------------------
                                     June 30,                June 30,
                                 2002        2001         2002        2001
                              ------------------------------------------------
Revenue                       $5,074,297  $3,821,170   $7,325,977  $9,035,738

Cost of sales                  4,406,917   3,369,503    6,283,388   7,280,621
                              ------------------------------------------------
Gross profit                     667,380     451,667    1,042,589   1,755,117
                              ------------------------------------------------
Expenses:
General and administrative       421,609      87,349      646,552     717,303
Depreciation                      12,650      76,510       21,070     153,019
                              ------------------------------------------------
Total expenses                   434,259     163,859      667,622     870,322
                              ------------------------------------------------
Net operating income             233,121     287,808      374,967     884,795
Other income (expenses):
Other income                      11,315      19,358       49,311      26,413
Interest income                   20,337           -       24,601           -
Interest expense - related         6,009           -       11,899           -
party                         ------------------------------------------------

Net income                      $270,782    $307,166     $460,778    $911,208
                              ================================================

Weighted average number of
common shares outstanding    254,620,919 104,824,881  164,851,850  91,439,947
- basic and fully diluted     ================================================

Net income per share - basic       $0.00       $0.00        $0.00       $0.01
and fully diluted             ================================================

  The accompanying notes are an integral part of these financial statements











PAGE-5-F3



                     Enviro-Energy Corporation
                   (formerly ThermaFreeze, Inc.)
               Consolidated Statements of Cash Flow
                            (Unaudited)

                                            Six months ending
                                                June 30,
                                           ---------------------
                                             2002        2001
Cash flows from operating                  ---------------------
activities
Net income                                 $460,778    $911,208
Depreciation                                 21,070     124,396
Adjustment to reconcile net
income to
net cash provided by operations:
Decrease in accounts receivable           1,627,091   1,161,549
(Increase) in costs of                   (3,292,443)   (456,277)
uncompleted contracts
Decrease short-term receivables              50,000           -
(Increase) in interest receivable              (748)          -
(Increase) in prepaid assets and            (24,541)     82,031
deposits
Increase in accounts payable              1,305,454     (47,078)
Increase in accounts payable -                3,527           -
related party
Increase in accrued and other               167,346    (152,609)
current liabilities
Increase in billings of                     326,039    (775,703)
uncompleted contracts
(Decrease) in deferred income               (44,970)       (745)
taxes                                      ---------------------
Net cash provided by operating              598,603     846,548
activities                                 ---------------------

Cash flows from investing
activities
Purchase of equipment                      (226,635)    (41,513)
                                           ---------------------
                                           (226,635)    (41,513)
                                           ---------------------
Cash flows from financing
activities
Checks issued in excess of                  121,090)   (163,516)
available cash
Principal payments on long-term            (446,741)   (415,110)
debt
Principal payments on loans from            (46,066)          -
shareholders
Issuance of common stock                          -           -
                                           ---------------------
Net cash provided by financing             (371,717)   (578,626)
activities                                 ---------------------
Net increase (decrease) in cash                 251     226,409

Cash - beginning                              3,315           -
                                           ---------------------
Cash - ending                                $3,566    $226,409
                                           =====================


Supplemental disclosures:
Interest paid                                    $-      $5,276
                                           =====================
Income taxes paid                                $-     $14,296
                                           =====================


  The accompanying notes are an integral part of these financial statements





PAGE-6-F4



                     Enviro-Energy Corporation
                   Notes to Financial Statements


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Nature of business and summary of significant accounting policies

Enviro-Energy, Inc. (the "Company") acquired Energy Flow Management, Inc. (EFMI) in July 2001. EFMI is responsible for developing and promoting the Company's ENVIRO-ENERGY Bio-Waste-to-Energy Systems. The Systems process environmental bio-wastes and pollutants converting them into energy units, "green" fertilizers and recycled water. Energy units are converted into electricity or heat as appropriate. The Systems can provide an elegant solution to "contained animal" farm waste through the effective, efficient and environmentally friendly recycling of natural waste products.

The Company acquired 100% of the outstanding stock of Colvico, Inc. ("Colvico") during January 2002. Colvico is an electrical engineering company located in Spokane, Washington. The work is performed primarily under fixed price contracts concentrated in the Pacific Northwest. The operating cycle of the Company's contracts varies, but is typically less than one year.

Method of Accounting for Long-Term Construction Contracts

The accompanying financial statements have been prepared using the percentage-of- completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee and cost-plus-fee contracts not yet completed.

The amount of revenue recognized at the statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost based on current estimates of cost to complete. It is not related to the progress billings to customers. The method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Because long-term contracts extend over one or more years, changes in job performance, changes in job conditions, and revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. Claims for additional contract revenue are recognized when realization of the claim is assured and the amount can reasonably be determined.

At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

Contracts that are substantially complete are considered closed for finance statement purposes. Revenue earned on contracts in progress in excess of billings (und is classified as a current asset. Amounts billed in excess of revenue earned (overbillings) are classified as current liabilities.



PAGE-7-F5



                     Enviro-Energy Corporation
                   Notes to Financial Statements

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

Property, plant and equipment

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

         Construction equipment       5  Years
         Vehicles                     5  Years
         Office furniture and         7  Years
         fixtures

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

Earnings per share

Net earnings per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Advertising Costs

The Company expenses all costs of advertising as incurred. The Company expensed $1,834 and $2,840 in advertising costs included in selling and marketing expenses for the six months ended June 30, 2002 and 2001, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts



PAGE-8-F6



                     Enviro-Energy Corporation
                   Notes to Financial Statements



payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

During the six months ended June 30, 2002, the Company entered into an agreement to dispose of the net assets and liabilities of Environmental Reclamation, Inc. valued at $2,276,582 (see Note 6 below). As of December 31, 2001, the amount was written off as "Loss on Disposition of Assets".

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

Significant customers

The Company grants credit to customers, substantially all of whom are located in the Pacific Northwest. For all projects where collection problems are anticipated, the Company follows the practice of filing statutory liens, which serve as collateral on the receivables.



PAGE-9-F7



                     Enviro-Energy Corporation
                   Notes to Financial Statements

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

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of June 30, 2002.

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



PAGE-10-F8



                     Enviro-Energy Corporation
                   Notes to Financial Statements

Note 3 - Contracts in progress

For the six months ended June 30, 2002 and 2001, contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

                                      June 30, 2002
                               Contract    Contract      Gross
                               Revenues      Costs       Profit

   Total construction                  $          $         $
   activity                    7,422,939  6,550,945   871,994


   Construction contracts
   completed for the six       1,451,322  1,258,151   193,171
   month period

   Construction contracts              $          $         $
   in progress                 5,971,617  5,292,794   312,040


                                      June 30, 2001
                               Contract    Contract      Gross
                               Revenues      Costs       Profit

   Total construction                  $          $          $
   activity                    9,035,738  7,433,640  1,602,098


   Construction contracts
   completed for the six       3,542,576  2,252,518  1,290,058
   month periods

   Construction contracts              $          $         $
   in progress                 5,493,162  5,181,122   312,040



Contracts in progress as of June 30, 2002 were as follows:

   Cumulative costs to                                     $
   date                                           12,290,587
   Cumulative gross                                1,853,239
   profit to date

   Cumulative revenue                             13,143,826
   earned
   Less progress                                  10,491,703
   billings to date

   Net underbillings                                       $
                                                   2,652,123

The following is included in the accompanying balance sheets under these captions as of
June 30, 2002:

   Costs and estimated earnings on
   contracts in progress in excess                         $
   of billings                                     3,292,443

   Billings in excess of costs and
   estimated earnings on contracts                   640,320
   in progress

                                                           $
                                                   2,652,123


Note 4 - Note receivable - related party

During the six months ended June 30, 2002, the Company maintained an unsecured note receivable from a related party in the amount of $50,000. The note bears interest at 8% per annum and is due on demand.




PAGE-11-F9



                     Enviro-Energy Corporation
                   Notes to Financial Statements

Note 5 - Property and equipment

Property and equipment consisted of the following:

                                       June 30,      June 30,
                                         2002          2001
                                     ---------------------------
     Vehicles and construction                 $           $
     equipment                         3,335,080   2,273,140
     Small tools                         692,671           -
     Office furniture and fixtures       133,145      87,877
     Leasehold improvements               87,559      52,685
                                     ---------------------------
                                       4,248,455   2,413,702
     Less accumulated depreciation     1,745,787   1,547,534
     and amortization                ---------------------------

     Total                                     $           $
                                       2,502,668     866,168
                                     ===========================
Note 6 - Line of credit

The Company maintained a $1,000,000 revolving line of credit agreement with a local bank. The line expires in July 2002. Borrowings on the line bear interest at the bank's prime rate (4.75% at December 31. 2001), plus 0.25%. Any borrowings are personally guaranteed by the president of Colvico. As of June 30, 2002, the outstanding balance was $0.00.

Note 7 - Notes payable

Notes payable at June 30, 2002 consisted of the following:

     Notes payable, dated December 1,
     2000, non-interest bearing, with an
     original principal of $295,512.  The
     note payable requires 33 monthly             $  130,955
     payments of $8,955 through September
     2003

     Fourteen notes payable, due various
     dates before February 2007, secured
     by vehicles and equipment.  Interest
     rates range from 5.9% to 9.6%, and              433,826
     the notes payable require monthly          ------------
     payments of $12,191

                                                  $  564,781
     Less current maturities                         289,030
                                                ------------
     Long-term portion                            $  275,751
                                                ============
Note 8 - Stockholders' equity

In January 2002, the Company acquired 100% of the outstanding stock of Colvico, Inc. for 4,000,000 shares of its $0.001 par value redeemable convertible preferred stock. The preferred shares may be converted into four shares of the Company's $0.001 par value common stock upon execution by the holder.

On April 23, 2002, the Company issued 50,000 shares of its $0.001 par value common stock to an individual for legal services valued at $2,500.



PAGE-12-F10



                     Enviro-Energy Corporation
                   Notes to Financial Statements

Note 9 - Commitments and contingencies

Leases

The Company entered into two lease agreements for rental of office and warehouse space in the state of Washington with terms ranging from three to five years. These leases require payments of taxes, insurance, and maintenance costs by the Company. The leases have either month-to-month rental clauses or no specified renewal options upon the expiration of the term. In addition, the Company subleases portions of its office and warehouse facilities under a month-to-month lease agreement for $3,500 per month.

For the six months ended June 30, 2002 and 2001, total rent expense amounted to $25,607 and $33,560, respectively, net of sublease income of $23,500 and $18,220, respectively.

Penalties

The Company is subject to various penalties and liquidated damages in the event that certain jobs are not completed by the contracted completion date. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

Bonding Agreements

Colvico has a bonding agreement with a surety company for its projects. As part of the bonding agreement, the surety has recourse against all of Colvico's assets, and the surety's obligations are indemnified by Colvico's president.

Note 10 - Backlog

The following schedule summarizes changes in backlog on contracts during the six months ended June 30, 2002. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2002, and from contractual agreements on which work has not yet begun:

     Backlog balance at June 30, 2001           $  4,818,449
     New contracts and contract                    8,518,833
     adjustments during the year               -------------

     Sub-total                                    13,337,282
     Less contract revenue earned during           7,422,939
     the year                                  -------------

     Backlog balance at June 30, 2002           $  5,914,343
                                               =============
Note 11 - Related party transactions

The Company rents its shop and office building from the president/sole shareholder on a monthly basis. Rent expense for the six months ended June 30, 2002 and 2001 was $48,510. In 1993, the Company spun off a harness assembly operation, transferring inventory, machinery, and other assumed related business liabilities to a related company. The related company paid $10,000 and $12,000 in administrative fees and rent to the Company during each of the six months ended June 30, 2002 and 2001, respectively. The Company also received administrative fees from 2 additional related parties; an antique light manufacturing company in the amount of $2,500, and a property management company in the amount of $2,500 during the six months ended June 30, 2002.




PAGE-13-F11



                     Enviro-Energy Corporation
                   Notes to Financial Statements

Note 12 - Retirement plan

The Company maintains a profit sharing plan which covers all nonunion employees who have met the specific requirements as to age and length of service. Employees are eligible upon completing one year of service and attaining the age of 21. An employee must work at least 1,000 hours during a 12-month period for purposes of eligibility. The contribution each year is determined by the Company, and each participant receives an allocation of the annual contribution in proportion to his/her compensation for the plan year.

In addition, the Company pays union retirement benefits for workers covered under collective bargaining agreements. The Company does not administer these retirement plans and includes the benefit costs in job costs.













PAGE-14-F12



       Item 2. Management's Discussion and Plan of Operation

                    Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Enviro-Energy Corporation's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ENGY's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

                              General

     Enviro-Energy Corporation is focused on converting bio-masses into electrical energy and saleable by-products. We own patented Advanced Anaerobic Processing Technology. The first biomass waste-to-energy systems are in Tillamook, Oregon, and are expected to be placed throughout the agricultural community.

     A critical factor to the economics of bio-waste systems is the ability to convert energy units into revenue. Energy units are comprised of the by-products (or outputs) of the waste treatment system. In macro terms these products are a blend of methane, carbon dioxide, recycled water and green fertilizer. While traditional programs look to converting methane to electricity, this is neither always desirable nor feasible in areas where electricity rates are low or transmission lines inadequate. Further carbon dioxide is often not fully utilized, especially in small-scale units. We believe that we have found a viable new market for our energy units by providing energy products for greenhouses. Contained plant growth, also known as a greenhouse, is high consumers of every form of energy unit produced by our bio-waste systems. Fertilizer is consumed by plants, carbon dioxide enhances plant growth, and heat and/or electricity is essential for sustained greenhouse operation.

     One year ago we launched a roll up strategy in the environmental industry. From a broad based approach we quickly found a niche in the bio-waste sector, treating and converting farm waste into energy units such as electricity, heat and fertile soil additives. The sale of our interest in Environmental Reclamation Inc. significantly reduced cash drains, allowed for complete management focus on the bio-waste business and set the stage for ongoing profitability. The acquisition of Colvico, Inc. on January 30th, 2002 provided us with resources capable of bringing our bio-waste technology into the market.

     Interest in the proprietary bio-waste systems has been strong. We began construction of our first fully containerized system in the first quarter and have installed this system in Tillamook, Oregon. We anticipate that successful launching and operation of this unit will generate order activity for our full range of bio-waste products. Base line revenues continue from general operations of Colvico, Inc.

                       Results of Operations

     Our revenue from sales was $5,074,297 for the three months ended June 30, 2002. Our direct cost of sales was $4,406,917 for the three months ended June 30, 2002, which resulted in a gross profit for period of $667,380. In the year-ago period, we generated revenues of $3,821,170. Our cost of sales for the period ended June 30, 2001 was $3,369,503, which resulted in a $451,667 gross profit. Comparatively, our revenues increased almost 33% year-over-year, while our gross profit increased approximately 48%.



PAGE-15-



     The increase we experienced in revenues can be attributed to the acquisition and integration of Colvico, Inc. during the first quarter of this year. Our management believes that Colvico's operations, electrical expertise, manufacturing capacity and geographic resources were accretive to both revenues and earnings.

     Concurrently, we have implemented our strategy of abandoning our investment in our remediation and reclamation operations. As a result, our revenues were adversely impacted. We associate this loss of revenues with our decrease in net income from $307,166 for the three month period ended June 30, 2001, to $270,782 for the second quarter of 2002. Additionally, this 12% decrease in net income is attributed to a year-over-year 383% increase in our general and administrative costs related to general operations.

Internal and External Sources of Liquidity

     Our cash on hand as of June 30, 2002 was a negative $3,566. Net cash provided by operating activities was $591,471 for the three months ended June 30, 2002, as compared to net cash provided by operating activities of $1,064,227 for the second quarter of 2001. The decrease in net cash is attributed to a significant decrease in net income and increases in the costs of uncompleted contracts.

     Our management believes that our current level of cash is insufficient to meet our present growth strategies and related working capital and capital expenditure requirements. Our management anticipates the need to raise additional capital in the foreseeable future. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. However, we cannot assure you that we will be able to raise enough capital to stay in business. If we raise additional funds by issuing equity securities or debt securities that are convertible into equity securities, of which there are no agreements or arrangements to do so, the percentage ownership of our stockholders will be reduced and those securities may have rights and preferences that are senior to the common stock.

     We do not anticipate purchasing or selling any plant or significant equipment during the next 12 months. Our capital expenditures will be consistent with anticipated growth in our operations, infrastructure and personnel.

Material Commitments For Capital Expenditures And Expected Sources
Of Funds

     We have extended a note receivable to a related party in the amount of $50,000 bearing an annual interest rate of 8%. We expect to fully receive the principal and interest on this note in at least the next 12 months.

     We entered into two lease agreements for rental of office and warehouse space in the State of Washington with terms ranging from three to five years. These leases require us to cover taxes, insurance and maintenance costs on these properties. The leases have either month-to-month rental clauses or no specified renewal options upon the expiration of the term. In addition, we sublease portions of this office and warehouse facilities under a month-to-month lease agreement for $3,500 per month.

Known Trends Likely To Have A Material Impact On Short Or Long Term
Liquidity

     As of June 30, 2002 we had $5,205,664 in current liabilities and current assets of $5,671,165. We believe that we will be able to meet our financial obligations. However, if we are unable to collect on accounts or notes receivable on a timely basis, we may be unable to satisfy certain of our commitments. In addition, if we are unable to generate short term positive cash flows, our cash on hand as of June 30, 2002 may prevent us from meeting short-term capital requirements.

     We continue to pursue a number of strategies to bolster our liquidity requirements. Such strategies include an Employee Stock Ownership Plan, seeking traditional lines of operating capital against cash flows and assets, joint ventures, strategic alliances and direct investments into specific operating units by organizations seeking access to our technologies and engineering capabilities. While no one activity has matured, our management believes that we have reasonable prospects for more than one of these strategies to develop into successful infusions of capital.



PAGE-16-



                    PART II - OTHER INFORMATION

                     Item 1. Legal Proceedings

  There is pending litigation for our recovery of an unpaid stock sale receivable.

                   Item 2. Changes in Securities

     On April 23, 2002, we issued 50,000 shares of our $0.001 par value common stock to an individual for legal services valued at $2,500.

             Item 6. Exhibits and Reports on Form 8-K

  Date                        Items Reported
 Filed

 May 9,  Item 4. Change in Registrant's Certifying Accountant
  2002
         The Company removed its former accountants, Singer Lewak Greenbaum and Goldstein LLP on May 8, 2002 as its principal accountant and engaged G. Brad Beckstead, CPA.

May 16,  Item 2. Acquisition or Disposition of Assets
  2002
         The Company filed the financial statements of Colvico, Inc., in connection with stock purchase agreement initially reported on Form 8-K on February 12, 2002








PAGE-17-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                    Enviro-Energy Corporation
                    ------------------------
                          (Registrant)

By: /s/ Thomas Bowers
----------------------
Thomas Bowers
Chairman

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date
   -------------          ----------             ----------

 /s/ Thomas Bowers      Chairman of the        August 19, 2002
 -----------------          Board
   Thomas Bowers














PAGE-18-