Form 10QSB
period 2002-09-30
ENVIRO ENERGY CORP
filed 2002-11-15
CIK 1107080

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
                                ------------------

OR
[  ]                TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------


Commission File Number: 000-30069

                            Enviro-Energy Corporation
               ------------------------------------------------------

               (Exact name of registrant as specified in its charter)

              Nevada                                     88-0470239
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  3897 Cinco Amigos, Santa Barbara, CA                     93105
----------------------------------------                 ----------

(Address of principal executive offices)                 (Zip Code)

                                (805) 682-4839
              ----------------------------------------------------

              (Registrant's telephone number, including area code)

                               ThermaFreeze, Inc.
                               ------------------

                               4430 Haskell Avenue
                               -------------------

                                Encino, CA 91436
                                ----------------

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

                           ENVIRO-ENERGY CORPORATION



                               Table of Contents


Table of Contents

                                                                 Page

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements                                3

            Consolidated Balance Sheets                           4

            Consolidated Statements of Operations                 5

            Consolidated Statements of Cash Flows                 6

            Notes to Financial Statements                         7

      Item 2. Management's Discussion and Plan of Operation      15

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings                                  17

      Item 4. Controls and Procedures                            17

      Item 6. Exhibits and Reports on Form 8-K                   17

SIGNATURES                                                       18

CERTIFICATIONS                                                   18

                        PART I - FINANCIAL INFORMATION

                    ITEM 1. UNAUDITED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on May 14, 2002, and subsequent amendments made thereto.

   The accompanying  notes  are  an  integral  part  of  these  consolidated financial statements.

                           Enviro-Energy Corporation
                         (formerly ThermaFreeze, Inc.)
                          Consolidated Balance Sheet
                                  (Unaudited)


Consolidated Balance Sheet (Unaudited)

                                                  September 30,      Dec 31
                                                        2002          2001
                                                  ------------------------------

Assets:


Current Assets:
 Cash and equivalents                                      $525                -
 Contracts receivable, net                            2,332,077        3,009,922
 Trade accounts receivable                               18,000
 Unbilled receivables                                   209,869          264,152
 Accounts receivables - related parties                 579,457           78,700
 Costs and estimated earnings in excess of
      billings on uncompleted contracts               2,248,885          390,856
 Other accounts receivable                                7,372
 Short-term notes receivable                                  -           50,000
 Interest receivable                                        748
 Prepaid assets and deposits                            252,380          213,328
                                                  ------------------------------
   Total current assets                               5,649,313        4,006,958

Fixed assets, net                                     2,490,203          787,354

Intangible assets, net                                  226,635
Investment in rawland                                    22,000           22,000
                                                  ------------------------------

                                                     $8,388,151        4,816,312
                                                  ==============================

Liabilities and Stockholders' (Deficit)

Current liabilities:
 Checks issued in excess of available cash             $472,127           24,145
 Trade accounts payable                               1,785,799        1,687,022
 Accounts payable - related party                        33,265           25,665
 Accrued and other current liabilities                  350,174          329,949
 Current portion of long-term debt                      289,030          289,030
 Operating loan payable                                 336,726          284,868
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  1,080,287          416,357
 Net liabilities to discontinued operations             323,432          323,432
 Loans from shareholders                                304,462          350,528
                                                  ------------------------------
   Total current liabilities                          4,975,302        3,730,996
                                                  ------------------------------

Deferred income taxes                                    65,000           65,000
Long-term debt, net of current portion                  199,012          437,624
                                                  ------------------------------

                                                      5,239,314        4,233,620
                                                  ------------------------------

Stockholders' (deficit):
 Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, 1,500,000 shares issued and outstanding     1,500                -
 Common stock, $0.001 par value, 300,000,000 shares
  authorized; 255,620,919 shares issued and outstanding 255,620          255,620
 Additional paid-in capital                                   -                -
 Retained earnings                                    2,891,717          327,072
                                                  ------------------------------
                                                      3,148,837          582,692
                                                  ------------------------------

                                                     $8,388,151        4,816,312

   The accompanying notes are an integral part of these financial statements
                                      -4-

                           Enviro-Energy Corporation
                         (formerly ThermaFreeze, Inc.)
                     Consolidated Statements of Operations
                                  (Unaudited)


Consolidated Statements of Operations (Unaudited)

                                  Three months ended       Nine months ended
                                      September 30,           September 30,
                              --------------------------------------------------
                                    2002        2001        2002        2001
                              --------------------------------------------------


Revenue                        $5,022,640  $4,256,247  $12,210,369  $13,291,985
Cost of sales                   4,250,078   3,530,475   10,554,061   10,964,115
                              -------------------------------------------------

Gross profit                      772,562     725,722    1,656,308    2,327,870
                              -------------------------------------------------

Expenses:
 General and administrative       223,128     227,247      837,186      791,531
 Depreciation                      12,642      76,510       33,712      229,529
                              -------------------------------------------------
   Total expenses                 235,770     303,757      870,898    1,021,060
                              -------------------------------------------------

Net operating income              536,792     422,015      785,410    1,306,810
Other income (expenses):
 Other income                           -           -      137,276            -
 Interest income                    7,078      39,179       31,679       65,592
 Interest (expense)-related party (33,910)          -      (45,809)           -
                              -------------------------------------------------

Net income                       $509,960    $461,194     $908,556   $1,372,402
                              =================================================

Weighted average number of
  common shares outstanding-
  basic and fully diluted     254,620,919 219,512,719  254,620,919  134,600,002
                              =================================================

Net income per share-
  basic and fully diluted           $0.00       $0.00        $0.00        $0.01
                              =================================================

   The accompanying notes are an integral part of these financial statements
                                      -5-

                           Enviro-Energy Corporation
                         (formerly ThermaFreeze, Inc.)
                     Consolidated Statement of Cash Flow
                                  (Unaudited)


Consolidated Statement of Cash Flow (Unaudited)


                                                    Nine months ending
                                                       September 30,
                                                  ----------------------

                                                     2002        2001
                                                  ----------------------

Cash flows from operating activities
  Net income                                        $971,172  $1,372,402
  Depreciation                                        33,712     200,905
  Deferred income taxes                                    -    (15,779)
  Loss on sale of equipment                            4,005           -
  Adjustment to reconcile net income to
   net cash provided (used) by operations:
   (Increase) decrease in assets:
      Accounts receivable                         (1,203,372)    841,441
      Costs of uncompleted contracts              (1,823,876)   (612,422)
      Prepaid assets and deposits                     38,370      82,797
   Increase (decrease) in liabilities:
      Accounts payable                               541,404     196,484
      Accrued and other current liabilities           89,328  (1,034,612)
      Billing of uncompleted contracts               647,642    (712,427)
      Current income taxes                                 -         825
                                                  ----------------------
Net cash provided (used) by operating activities    (701,615)    310,614
                                                  ----------------------

Cash flows from investing activities
  Purchase of equipment                                 (284)    (30,702)
  Proceeds from disposal of equipment                 24,973           -
                                                  ----------------------
                                                      24,689     (30,702)
                                                  -----------------------

Cash flows from financing activities
  Checks issued in excess of available cash          472,127    (163,519)
  Proceeds from line of credit                       336,726           -
  Principal payments on long-term debt              (211,899)     33,867
                                                  -----------------------
Net cash provided by financing activities            596,954    (129,652)
                                                  -----------------------
Net increase (decrease) in cash                      (79,972)    150,260

Cash and equivalents - beginning                      79,972           -
                                                  ----------------------
Cash and equivalents - ending                             $-    $150,260
                                                  ======================

Supplemental disclosures:
  Interest paid                                      $45,810          $-
                                                  ======================
  Income taxes paid                                       $-          $-
                                                  ======================

   The accompanying notes are an integral part of these financial statements
                                      -6-

                              Enviro-Energy, Inc.
                         Notes to Financial Statements


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

Method of Accounting for Long-Term Construction Contracts
---------------------------------------------------------


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

                              Enviro-Energy, Inc.
                         Notes to Financial Statements

Estimates
---------

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

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Investments
-----------

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

Property, plant and equipment
-----------------------------

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

         Construction equipment                  5 Years
         Vehicles                                5 Years
         Office furniture and fixtures           7 Years

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

Reporting on the costs of start-up activities
---------------------------------------------

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

Earnings per share
------------------

Net earnings per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

                              Enviro-Energy, Inc.
                         Notes to Financial Statements

Advertising Costs
-----------------

The  Company  expenses all costs  of  advertising  as  incurred.   The  Company
expensed $      and  $        in  advertising  costs  included  in  selling and
          -----       -------

marketing expenses for the nine-months ended September 30, 2002 and 2001, respectively.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

During the nine-months ended September 30, 2002, the Company entered into an agreement to dispose of the net assets and liabilities of Environmental Reclamation, Inc. valued at $2,276,582 (see Note 6 below). As of December 31, 2001, the amount was written off as "Loss on Disposition of Assets".

Stock-Based Compensation:
-------------------------

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

Comprehensive Income
--------------------
SFAS No. 130, ?Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, ?Disclosures About Segments of an Enterprise and Related Information?. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, ?Accounting for Income Taxes? (?SFAS No. 109?) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                              Enviro-Energy, Inc.
                         Notes to Financial Statements

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

Significant customers
---------------------
The Company grants credit to customers, substantially all of whom are located in the Pacific Northwest. For all projects where collection problems are anticipated, the Company follows the practice of filing statutory liens, which serve as collateral on the receivables.

Recent pronouncements
---------------------
In June 2001, SFAS No. 141, ?Business Combinations,? and SFAS No. 142, ?Goodwill and Other Intangible Assets,? were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

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

In July 2001, SFAS No. 143, ?Accounting for Asset Retirement Obligations,? was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company?s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, ?Accounting for the Impairment or Disposal of Long-Lived Assets,? was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                              Enviro-Energy, Inc.
                         Notes to Financial Statements

Note 3 ? Contracts in progress

For the nine-months ended September 30, 2002 and 2001, contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

                                             September 30, 2002
                                 Contract         Contract         Gross Profit
                                 Revenues          Costs

Total construction activity      $ 12,180,906     $ 10,691,741     $  1,489,165

Construction contracts completed
for the nine month period           1,936,079        1,707,705          228,374

Construction contracts
in progress                      $ 10,244,827     $  8,984,036     $  1,260,791

                                             September 30, 2001
                                 Contract         Contract         Gross Profit
                                 Revenues          Costs


Total construction activity      $ 13,291,985     $ 10,964,115     $  2,327,870

Construction contracts completed
for the nine month periods          1,654,204        1,654,204          749,893

Construction contracts
in progress                      $ 11,637,781     $ 10,059,804     $  1,577,977

Contracts in progress as of September 30, 2002 were as follows:

Cumulative costs to date                                          $  14,806,478
Cumulative gross profit to date                                       1,489,165

Cumulative revenue earned                                            16,295,643
Less progress billings to date                                       14,927,045

Net underbillings                                                 $   1,368,598

The following is included in the accompanying balance sheets under these captions as of September 30, 2002:

Costs and estimated earnings on contracts in
progress in excess of billings                                     $  2,448,885

Billings in excess of costs and estimated earnings
on contracts in progress                                              1,080,287

                                                                   $  1,368,598

                              Enviro-Energy, Inc.
                         Notes to Financial Statements

Note 4 ? Note receivable ? related party

During the nine-months ended September 30, 2002, the Company maintained an unsecured note receivable from a related party in the amount of $50,000. The note bears interest at 8% per annum and is due on demand.

Note 5 ? Property and equipment

Property and equipment consisted of the following:

                                             September 30,    September 30,
                                                 2002             2001
                                             ------------------------------
Vehicles and construction equipment           $  3,335,080        2,262,330
Small tools                                        692,671                -
Office furniture and fixtures                      133,145           87,877
Leasehold improvements                              87,559           52,685
                                             ------------------------------
                                                 4,248,455        2,402,892
Less accumulated depreciation and amortization   1,748,429        1,624,043
                                             ------------------------------

Total                                         $  2,490,026       $  778,849

Depreciation expense totaled $33,712 and $229,529 for the nine-months ended September 30, 2002 and 2001, respectively.

Note 6 ? Line of credit

The Company maintained a $1,000,000 revolving line of credit agreement with a local bank. The line expires in July 2003. Borrowings on the line bear interest at the bank?s prime rate (4.75% at December 31. 2001), plus 0.25%. Any borrowings are personally guaranteed by the president of Colvico. As of September 30, 2002, the outstanding balance was $336,726.

Note 7 ? Notes payable

Notes payable at September 30, 2002 consisted of the following:

Notes payable, dated December 1, 2000, non-interest bearing, with an original principal of $295,512.  The note payable requires 33 monthly payments of $8,955 through September 2003
                                                                     $  104,845

Fourteen notes payable, due various dates before February 2007, secured by vehicles and equipment.  Interest rates range from
5.9% to 9.6%, and the notes payable require monthly payments of
$12,191
                                                                        383,197
                                                             ------------------

                                                                     $  488,042
Less current maturities                                                 289,030
                                                             ------------------

Long-term portion                                                    $  199,012
                                                             ==================

                              Enviro-Energy, Inc.
                         Notes to Financial Statements

Note 8 ? Stockholders? equity

In January 2002, the Company acquired 100% of the outstanding stock of Colvico, Inc. for 4,000,000 shares of its $0.001 par value redeemable convertible preferred stock. The preferred shares may be converted into four shares of the Company?s $0.001 par value common stock upon execution by the holder.

On April 23, 2002, the Company issued 50,000 shares of its $0.001 par value common stock to an individual for legal services valued at $2,500.

Note 9 ? Commitments and contingencies

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

For the nine-months ended September 30, 2002 and 2001, total rent expense amounted to $65,280 and $54,034, respectively, net of sublease income of $29,000 and $43,989, respectively.

Penalties

The Company is subject to various penalties and liquidated damages in the event that certain jobs are not completed by the contracted completion date. Management does not believe that the outcome of these matters will have a material effect on the Company?s financial position or results of operations.

Bonding Agreements

Colvico has a bonding agreement with a surety company for its projects. As part of the bonding agreement, the surety has recourse against all of Colvico?s assets, and the surety?s obligations are indemnified by Colvico?s president.

Note 10 ? Backlog

The following schedule summarizes changes in backlog on contracts during the six months ended September 30, 2002. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at September 30, 2002, and from contractual agreements on which work has not yet begun:

Backlog balance at September 30, 2001                            $  3,801,168
New contracts and contract adjustments during the year             14,294,081
                                                          -------------------

Sub-total                                                          18,095,249
Less contract revenue earned during the year                       12,180,906
                                                          -------------------

Backlog balance at September 30, 2002                            $  5,914,343
                                                          ===================

                            Enviro-Energy Corporation
                          Notes to Financial Statements

Note 11 ? Related party transactions

The Company rents its shop and office building from the president/sole shareholder on a monthly basis. Rent expense for the nine-months ended September 30, 2002 and 2001 was $72,765. In 1993, the Company spun off a harness assembly operation, transferring inventory, machinery, and other assumed related business liabilities to a related company. The related company paid $18,000 and $18,000 in administrative fees and rent to the Company during each of the nine months ended September 30, 2002 and 2001, respectively.

The Company also received administrative fees from 2 additional related parties; an antique light manufacturing company in the amount of $4,000, and a property management company in the amount of $4,000 during the nine-months ended September 30, 2002.

Note 12 ? Retirement plan

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

            Item 2. Management's Discussion and Plan of Operation

                        Forward-Looking Statements

   This Quarterly Report contains forward-looking statements about Enviro-Energy Corporation?s business, financial condition and prospects that reflect management?s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management?s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ENGY?s actual results may differ materially from those indicated by the forward-looking statements.

   The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements? ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

                           Results of Operations

   Our revenue from sales was $5,022,640 for the three months ended September 30, 2002. Our direct cost of sales for this period was $4,250,078, which resulted in a gross profit for period of $772,562 for the three month period ended September 30, 2002. In the year-ago period, we generated revenues of $4,256,247. Our cost of sales for the period ended September 30, 2001 was $3,530,475, which resulted in a $725,772 gross profit. Comparatively, our revenues increased approximately 18 % year-over-year, while our gross profit increased approximately 6%.

   During the nine month period ended September 30, 2002, we generated revenue from sales of $12,210,369. Concurrently, our direct cost of sales for this period was $10,554,061, which resulted in a gross profit for the year to date of $1,656,308. In the year-ago nine month period ended September 30, 2001, we generated revenues of $13,291,985. Our cost of sales during this period was $10,964,115, which resulted in a gross profit of $2,327,870. Comparatively, our revenues declined approximately 8% year-over-year, while our gross profit decreased by approximately 29%.

   We earned net income of $509,960 for the three months ended September 30, 2002, compared with $461,194 in the year-ago period, which represents an 11% increase year-over-year. In the year to date, our net income decreased almost 34% from $1,372,402 through September 30, 2001 to $908,556 through September 30, 2002.

Internal and External Sources of Liquidity

   Our cash on hand as of September 30, 2002 was a $525. Net cash used by operating activities was $701,615 for the nine months ended September 30, 2002, as compared to net cash provided by operating activities of $310,614 during the third quarter of 2001.

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

   We currently maintain a $1,000,000 revolving line of credit agreement with a local bank. This credit line expires in July 2003. Borrowings on the line bear interest at the bank?s prime rate (4.75% at December 31. 2001), plus 0.25%. Any borrowings are personally guaranteed by the president of Colvico. As of September 30, 2002, the outstanding balance was $336,726.

   In addition, we had $488,042 in outstanding notes payable as of September 30, 2002. Please refer to Note 7 of the footnotes to our unaudited financial statements for detailed information on these notes.

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

   We entered into two lease agreements for rental of office and warehouse space in the State of Washington with terms ranging from three to five years. These leases require us to cover taxes, insurance and maintenance costs on these properties. The leases have either month-to-month rental clauses or no specified renewal options upon the expiration of the term. In addition, we sublease portions of this office and warehouse facilities under a month-to-month lease agreement for $3,500 per month. For the nine-months ended September 30, 2002 and 2001, total rent expense amounted to $65,280 and $54,034, respectively, net of sublease income of $29,000 and $43,989, respectively.

Known Trends Likely To Have A Material Impact On Short Or Long Term Liquidity

   As of September 30, 2002 we had $4,975,302 in current liabilities and current assets of $5,649,313. Our management believes that we will be able to meet our financial obligations. However, if we are unable to collect on accounts or notes receivable on a timely basis, we may be unable to satisfy certain of our commitments. In addition, if we are unable to generate short term positive cash flows, our cash on hand as of September 30, 2002 may prevent us from meeting short-term capital requirements.

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

                         Item 4. Controls and Procedures

   Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC?s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                      Item 6. Exhibits and Reports on Form 8-K

Exhibit Number                Name and/or Identification of Exhibit

      3                       Articles of Incorporation & By-Laws
                                 (a) Articles of Incorporation of the Company.*
                                 (b) By-Laws of the Company.*

      99                      Certification Pursuant to Section 906 of the
                              Sarbanes-Oxley Act pf 2002

* Incorporated by reference to the exhibits to the Company?s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                            Enviro-Energy Corporation
-------------------------------------------------------------------------------
                                   (Registrant)

                               By: /s/ Thomas Bowers
                                   -----------------
                                   Thomas Bowers
                                   Chairman


                                  CERTIFICATIONS

I, Thomas Bowers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Enviro-Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

   (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
   (ii) Evaluated the effectiveness of the issuer?s disclosure controls and procedures as of September 30, 2002; and
   (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer?s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

   (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer?s ability to record, process, summarize and report financial data and have identified for the issuer?s auditors any material weaknesses in internal controls (none were so noted); and
   (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer?s internal controls (none were so noted); and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

/s/ Thomas Bowers
     President, CEO, and Principal Financial Officer