Form 10KSB/A
period 2000-12-31
ENVIRO ENERGY CORP
filed 2002-11-25
CIK 1107080

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               Amendment No. 1
                                      to
                                 Form 10-KSB


      [X}Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the fiscal year ended  December 31, 2000
                                    --------------------



                              THERMAFREEZE, INC.
             ---------------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                            88-0470239
 -------------------------------   -------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)


         4430 Haskell Avenue, Encino, CA                91436
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


                              818-784-2445
        ---------------------------------------------------------
                        Issuer's Telephone Number


Securities registered under Section 12(b) of the Exchange Act: NONE

       Title of each class         Name of each exchange on which registered

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                                 COMMON
-------------------------------------------------------------------------------
                            (Title of class)

-------------------------------------------------------------------------------
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $146,348
                                                          --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company (based on the closing price os such stock as reported by the Over the Counter Bulletin Board) on December 31, 2000: $3,467,637
                      ----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000. 26,674,138
                                         ----------

                    DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I   .........................................................  3

Item 1.  Description of Business..................................  3
Item 2.  Description of Property..................................  9
Item 3.  Legal Proceedings........................................  9
Item 4.  Submission of Matters to a Vote of Security Holders......  9

Part II  .........................................................  9

Item 5.  Market for Common Equity and Related Stockholder Matters.  9
Item 6.  Management's Discussion and Analysis or Plan of
         Operation................................................ 10
Item 7.  Financial Statements ... ................................ 11
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.....................  24

Part III ........................................................  17

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act ...........................................  24
Item 10. Executive Compensation .................................  25
Item 11. Security Ownership of Management and Others and Certain
         Security Holders......................................... 26
Item 12. Certain Relationships and Related Transactions........... 26
Item 13. Exhibits and Reports on Form 8-K ........................ 27
SIGNATURES ....................................................... 28

                        FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ThermaFreeze's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

                                  PART I

                            ITEM 1.  BUSINESS

A.  Business Development, Organization and Acquisition Activities

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

  The Company has the authority to issue 10,000,000 Shares of Preferred Stock at $.001. par value, 5,000,000 Preferred Shares are presently issued and outstanding; and, the Company has the authority to issue 40,000,000 Shares of Common Stock at $.001 par value, of which 26,674,138 of which are presently issued and outstanding. The Company's shares are traded on OTC-BB. The symbol is THFZ.

Approximately 26,674,138 shares of the Company's Common Stock, $.001 par value are presently issued outstanding, the Company has issued 5,000,000 of its Convertible Preferred Shares.

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

  (c) Company Products

  ThermaFreeze(TM) provides a versatile product, that contains a non-toxic refrigerant, when hydrated and frozen or hydrated and heated, that can maintain the desired temperature range for extended periods of time. ThermaBarrier(TM) is designed to protect against solar radiation, that is, heat transferred through radiated energy. This film material when properly applied reflects radiated heat and protects the cargo both from the intrusion and extrusion of heat.

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

                                         Common Stock
PERIOD                              HIGH             LOW
--------                              ----             ---

Calendar Year 2000
--------------------
First Quarter ended 3/31/00         $0.23            $0.18
Second Quarter ended 6/30/00        $0.2812          $0.0938
Third Quarter ended 9/30/00         $0.3125          $0.1875
Fourth Quarter ended 12/31/00       $0.25            $0.125

Calendar Year 1999
--------------------
First Quarter ended 3/31/99         $0.20            $0.11
Second Quarter ended 6/30/99        $0.28            $0.15
Third Quarter ended 9/30/99         $0.28            $0.15
Fourth Quarter ended 12/31/99       $0.28            $0.11

Calendar Year 1998
------------------



First Quarter ended 3/31/98         $0.37            $0.15
Second Quarter ended 6/30/98        $0.40            $0.25
Third Quarter ended 9/30/98         $0.70            $0.12
Fourth Quarter ended 12/31/98       $0.30            $0.12


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

   ITEM 6.  MANANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1) On December 31, 2000, the Company had a Cash balance of $26.00 with outstanding accounts payable of $312,355 and notes payable of $830,355.

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

FINANCIAL STATEMENTS



                                                           PAGE

Independent Auditor's Report                               F-1
Auditor's Consent                                          F-2
Balance Sheets                                             F-3
Income Statements                                          F-4
Statement of Stockholders' Equity                          F-5
Statement of Cash Flows                                    F-6
Footnotes                                                  F-8



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




November 21, 2002


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of March 8, 2001, on the Financial Statements of ThermaFreeze, Inc. for the years ended December 31, 2000 and 1999, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,


G. Brad Beckstead, CPA

                                ThermaFreeze, Inc.
                          (A Development Stage Company)
                             Restated Balance Sheet


RESTATED BALANCE SHEET

                                                                 December 31,
                                                                     2000
                                                                 ------------
Assets

Current assets:
   Cash and equivalents                                          $         26
   Accounts receivable                                                  1,425
                                                                 ------------
      Total current assets                                              1,451
                                                                 ------------
                                                                 $      1,451
                                                                 ============

Liabilities and Stockers' (Deficit)

Current liabilities:
   Accounts payable                                              $    312,355
                                                                 ------------
      Total current liabilities                                       312,355
                                                                 ------------
Notes payable - shareholders                                          830,355
                                                                 ------------
                                                                    1,142,710
                                                                 ------------

Stockholders' (deficit)
   Preferred stock, $0.001 par value, 10,000,000 shares
      authorized; 5,000,000 shares issued and outstanding               5,000
   Common stock, $0.001 par value, 40,000,000 shares
      authorized; 26,674,138 shares issued and outstanding             26,674
   Additional paid-in capital                                       2,574,966
   Accumulated (deficit)                                           (3,747,899)
                                                                 -------------

                                                                 $      1,451
                                                                 ============


  The accompanying notes are an integral part of these financial statements.

                                    ThermaFreeze, Inc.
                            (A Development Stage Company)
                          Restated Statements of Operations


RESTATED STATEMENTS OF OPERATIONS
                                                     Year ending
                                                     December 31,
                                                  2000           1999
                                                ------------------------
Revenue                                         $  146,348    $  212,952
                                                ------------------------

Expenses:
  Consulting services - related party                    -             -
  Officer compensation                                   -             -
  Research and development                         270,099       262,516
  Rent and occupancy - related party                     -             -
  General and administrative expenses               60,493       175,502
  Travel                                                 -             -
  Sales and Marketing                               25,500             -
  Legal services                                     7,500             -
  Depreciation                                       1,090           363
  Employee stock-based enticement                  100,000             -
                                                ------------------------
    Total expenses                                 464,682       438,381
                                                ------------------------

(Loss) from continuing operations                 (318,334)     (225,429)
Other income (expenses):
  Financing enticements - related party                  -             -
  Financing enticements                                  -             -
  Interest - related party                        (113,580)     (127,454)
                                                -------------------------

Net (loss)                                      $ (431,914)   $ (352,883)
                                                =========================

Weighted average number of common shares
  outstanding - basic and fully diluted         24,604,203    22,511,522
                                                ========================

Net (loss) per share - basic and fully diluted  $    (0.02)   $    (0.02)
                                                =========================


  The accompanying notes are an integral part of these financial statements.

                              ThermaFreeze, Inc.
                        (A Development Stage Company)
            Restated Statement of Changes in Stockholders' Equity


RESTATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         Deficit
                                                       Accumulated   Total
                                             Addt'l      During      Stock-
          Common     Stock  Preferred Stock  Paid-in   Development   holders'
          Shares     Amt.   Shares    Amt.   Capital     Stage       Deficit
Dec 31
1997,
Beginning
Balances  22,511,522 22,512 5,000,000 $5,000 $1,253,666 $(2,135,788) $(854,600)

Donated
Capital                                         629,336                629,336

Net Loss
Dec 1998                                                   (827,324)  (827,324)
          ---------------------------------------------------------------------
Balance,
Dec 31,
1998      22,511,522 22,512 5,000,000  5,000  1,883,002  (2,963,102)(1,052,588)

Donated
Capital                                         223,748                223,748

Net Loss
Dec 31,
1999                                                       (352,883)  (352,883)

Balance
Dec 31,
1999      22,511,522  22,512 5,000,000  5,000  2,106,750 (3,315,985)(1,181,723)
          =====================================================================
Shares
Issued
For Cash     106,250     106                       7,331                 7,438

Shares
Issued
For Cash     200,000     200                                               200

Shares
Issued
For Marketing
Services     150,000     150                      25,350                25,500

Shares
Issued
For Legal
Services      50,000      50                       7,450                 7,500

Shares
Issued
to extinguish
debt-related
party     2,651,366    2,651                     328,540               331,191

Shares
Issued
to extinguish
debt          5,000        5                         545                   550

Shares
Issued
as employment
enticement1,000,000    1,000                      99,000               100,000

Net (loss), year
ended Dec 31,
2000                                                        (431,914) (431,914)
          ---------------------------------------------------------------------

Balance,
Dec 31,
2000      26,674,138 $26,674 $5,000,000 $5,000 2,574,966 (3,747,899)(1,141,259)
          =====================================================================

  The accompanying notes are an integral part of these financial statements.

                                ThermaFreeze, Inc.
                        (A Development Stage Company)
                       Restated Statements of Cash Flow


RESTATED STATEMENTS OF CASH FLOWS

                                                          Year ending
                                                          December 31,
                                                    ------------------------
                                                      2000          1999
                                                    ------------------------
Cash flows from operating activities
     Net loss                                       $(431,914)    $(352,883)
     Depreciation                                       1,090           363
     Shares issued for consulting services              1,400             -
     Shares issued for marketing services              25,500             -
     Shares issued for legal services                   7,500             -
     Shares issued for employee enticement            100,000             -
       net cash (used) by operations:
       (Increase) decrease in accounts receivable       3,680        (5,105)
       (Increase) in short-term receivables                 -             -
       Increase in accounts payable                   204,747        54,870
                                                    ------------------------
                                                    ------------------------
Net cash (used) by operating activities                (87,997)     (302,755)
                                                    -------------------------
                                                    ------------------------
Cash flows from investing activities                         -             -
                                                    ------------------------

Cash flows from financing activities
     Loans from shareholders                            78,882        78,227
     Issuance of common stock                            7,638       223,748
                                                    ------------------------
Net cash provided by financing activities               86,520       301,875
                                                    ------------------------
Net increase (decrease) in cash                         (1,477)         (780)
Cash - beginning                                         1,503         2,283
                                                    ------------------------
Cash - ending                                       $       26    $    1,503
                                                    ========================

Supplemental disclosures:
     Interest Paid                                  $  113,580    $  127,454
                                                    ========================
     Income taxes paid                              $        -    $        -
                                                    ========================
     Non-cash transactions:
       Shares issued for extinguishment of debt-
         related party                              $  331,741    $        -
                                                    ========================

  The accompanying notes are an integral part of these financial statements.

                              ThermaFreeze, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization
------------
The Company was organized May 1994 (Date of Inception) under the laws of the State of Delaware, as Baseball Properties, Inc.

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

                              ThermaFreeze, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

Goodwill
--------
Goodwill represents the excess of the cost subsidiaries and businesses over the assigned value of the net assets acquired. The Company reviews the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. The amount of any impairment is recorded as "Loss from Discontinued Operations".

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.

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

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. The Company had no advertising costs included in selling and marketing expenses for the year ended December 31, 2000.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                              ThermaFreeze, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

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

Recent pronouncements
---------------------
In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

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

                              ThermaFreeze, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate       (34.0%)
               Valuation reserve                 34.0%
                                                ------
               Total                                -%
                                                ======

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $4,000,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2017. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2000.

NOTE 3 - STOCKHOLDER'S EQUITY

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

                              ThermaFreeze, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

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

There have been no other issuances of common or preferred stock.

NOTE 4 - GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - WARRANTS AND OPTIONS

The Company has outstanding 1,000,000 warrants to convert into 1,000,000 shares of the Company's $0.001 par value common stock at an exercise price of 75% of the average mean of the purchase price of the common stock for 5 trading days immediately preceding the notice of purchase. The warrants are considered to be anti-dilutive as of December 31, 2000 due to the Company's accumulated deficit.

NOTE 7 - CONTINGENCIES

The Company has been notified of an unasserted possible claim or assessment that is probable of assertion in the matter of Mark Neuhaus/Coldwater Capital LLC as a result of the Company's failure to file Form S-8 with the Securities and Exchange Commission. The amount of claim or assessment is not deteminable, and the Company's management believes the issue can be resolved in a manor favorable to the Company.

                              ThermaFreeze, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

NOTE 8 - SUBSEQUENT EVENTS

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


  ITEM 8.  Changes In and Disagreements With Accountants on Accounting and
                           Financial Disclosure

None--Not Applicable


                                Part III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

A. The names, ages and positions of the Company's directors and executive officers are as follows:



Name                         Age              Position
- --------                    ------           ----------
Joseph C. Murray             62              Chairman and CEO

Thomas Pryor                 82              Chief Financial Officer
                                             & Director

Lyman Gaude                  58              Chief Operations Officer
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

Lyman Gaude was appointed Chief Operations Officer and Director of the
Company in 1996. For 21 years, Mr. Guade served in the military in varied staff and technical positions and retired in 1981. He has owned and operated his own business since 1990. In 1989, Mr. Guade was a Co-Founder of a company that designed packaging systems. During a three-year tenure, Mr. Guade held the position of Vice President for Operations. Lyman E.D. Guade received a Bachelor of Arts Degree at Southeastern Louisiana University.

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

                       ITEM 10.  EXECUTIVE COMPENSATION

(1)  Compensation of Executive Officers


Compensation of Executive Officer

Name              Title           Salary         Bonus    Common Stock
--------------------------------------------------------------------------
Joseph C. Murray  Chairman/CEO    None(1)         None     None(3)
Thomas Pryor      CFO             None(2)         None     None(3)
Lyman Gaude       COO             None(2)         None     None(3)

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


Title      Name & Address                         Amount of      Percent
of         of Beneficial                          shares           of
Class      Owner of Shares         Position       held by Owner    Class
- ------   ----------------------  -------------  ---------------  -------
Common     Joseph C. Murray(1)(2)  Chairman/CEO   1,000,000        3.75%

Common     Thomas Pryor(1)(2)      CFO            None             0.00%

Common     Lyman Gaude(1)(2)       COO              500,000        1.87%

Common     Thermal Products, Inc.                 6,168,689        23.13%
--------------------------------------------------------------------------
All Executive Officers
Directors as a Group (3 persons)      Common:     7,668,689        28.75%


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

ThemaFreeze, Inc.



/s/ THOMAS PRYOR
--------------------------
CFO and Director
Date:  March 13, 2001