Form 10KSB
period 2002-12-31
ENVIRO ENERGY CORP
filed 2003-04-15
CIK 1107080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X}ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Enviro-Energy Corporation

(Name of Small Business Issuer in its charter)

Delaware

95-4520761

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

 incorporation or organization)

3897 Cinco Amigos - Santa Barbara, CA     93105

   (Address of principal executive offices)     (Zip Code)

805-682-4839

Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:  None

Securities to be registered under section 12(g) of the Act:

Title of Each Class

Name on each exchange on which

to be registered

each class is to be registered

Common Stock, .001 par value

Nasdaq Over the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $15,054,619

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company (based on the closing price on such stock as reported by the Over the Counter Bulletin Board) on December 31, 2003: $1,665,000

Common Stock, $.001 par value per share, 300,000,000 shares authorized, 258,948,099 and 254,620,919 issued and outstanding as of December 31, 2002 and 2001, respectively.  Preferred Stock, $001. par value per share, 10,000,000 shares authorized, and 4,000,000 and -0- issued and outstanding as of December 31, 2002 and 2001, respectively.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

TABLE OF CONTENTS

Part I

Item 1.  Description of Business

3

Item 2.  Description of Property

6

Item 3.  Legal Proceedings

6

Item 4.  Submission of Matters to a Vote of Security Holders

6

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

6

Item 6.  Management's Discussion and Analysis or Plan of Operation

9

Item 7.  Financial Statements

12

Item 8.  Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

33

Part III

Item 9.  Directors, Executives, Officers and Significant Employees

33

Item 10. Remuneration of Directors and Executive Officers

35

Item 11. Security Ownership of Management and Others and Certain Security Holders

35

Item 12. Certain Relationships and Related Transactions

35

Item 13. Exhibits and Reports on Form 8-K

36

Item 14. Controls and Procedures

36

SIGNATURES

37

CERTIFICATION

38

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

a)

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

Enviro-Energy Corporation is composed of two wholly owned corporate entities and the public corporation.  The subsidiaries are: Colvico, Inc. of Spokane, Washington which is a general contractor, specializing in electrical contracting; and Energy Flow Management Inc., of Spokane, Washington, which develops a proprietary line of anaerobic digestion systems.

The Company is organized to maximize synergies, internal growth, and use of assets.  In particular the Company seeks growth of sales through efforts in conjunction with internally generated new business in bio-waste-to-energy and related sectors.

b)

BUSINESS OF ISSUER

Colvico, Inc.

Colvico, Inc. is primarily an electrical contractor that performs work in the states of Washington, Oregon, Idaho, Montana and California.  The revenues are primarily derived under fixed price contracts and time and material contracts.  The company maintains a excellent reputation in high voltage construction work and has been successful in maintaining its financial condition through excellent management.

Energy Flow Management Inc.

Enviro-Energy Corporation, at December 31, 2002 had one major operating unit.  Enviro-Energy Bio-Waste-To-Energy Systems organized under Energy Flow Management, Inc., is focused on converting bio-masses into gases, electrical energy and saleable by-products.  The Company has contracted for a license for use of the patented Advanced Anaerobic Processing Technology.  It has further developed proprietary technology for small-scale systems suitable for farm use. The Company intends to own and operate distributed waste-to-energy systems placed throughout the agricultural community as well as sell systems with maintenance and operating contracts.

The market for these systems is primarily farms generating animal waste from contained herds such as feedlots, dairies, and hogs and poultry operations.

Enviro-Energy's strategy is, to a certain extent dependent, among other factors, on its ability to raise the necessary capital to support its operating subsidiary companies in developing their activities and exploit proprietary technologies.  Enviro-Energy has investigated a variety of methods of raising additional working capital such as through the sale of shares of its common stock, through the issue of debt instruments and by potential licensing arrangements.  There can be no assurance that Enviro-Energy will raise such capital on terms acceptable to it, if at all.  Failure to obtain adequate financing may jeopardize the Company's existence.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

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

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

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

Employees

The Company currently has one (1) Corporate Officer.  There are approximately 100 operating employees in EFMI and its subsidiary Colvico, Inc (First Quarter 2002 Acquisition).  Colvico hires both union and non-union employees.  Total employment varies seasonally.  The Company also uses the services of outside contractors and engineering specialists as required.  As the Company begins to develop its markets it will need to add employees.

c) REPORTS TO SECURITY HOLDERS

The Company shall furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.  The Company shall comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

Interested parties may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

ITEM 2. DESCRIPTION OF PROPERTY

A.  Description of Property

The Company maintains an office at 3897 Cinco Amigos, Santa Barbara, California 93105.  This office provides for general administrative services, public company investor relations, and general sales support for the anaerobic digestion systems.  The space is provided to the Company by the CEO at no charge.

The Company's management has committed to lease administration premises comprising just under 2,800 square feet, intended to be the Company's group administration headquarters in Spokane, Washington.  The lease is for a period of 64 months commencing May 1, 2002 at a monthly rental of approximately $2,800 per month.  The Company has decided to not occupy these quarters due to business conditions downturn.  This has caused the Company to become involved in litigation regarding leasehold improvements and related items.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit regarding a lease of office space located in Spokane Washington.  The lease term is for a period of 64 months commencing May 1, 2002 at a monthly rental of $2800.  We have provided for estimated costs of $20,000 in the 2002 financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a).

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

Common Stock

PERIOD

HIGH

LOW

Calendar Year 2002

First Quarter ended 3/31/02

$0.14

$0.018

Second Quarter ended 6/30/02

$0.01

$0.036

Third Quarter ended 9/30/02

$0.062

$0.03

Fourth Quarter ended 12/31/02

$0.041

$0.023

Calendar Year 2001

First Quarter ended 3/31/01

$0.49

$0.06

Second Quarter ended 6/30/01

$0.22

$0.06

Third Quarter ended 9/30/01

$0.07

$0.01

Fourth Quarter ended 12/31/01

$0.04

$0.01

The Transfer Agent for the shares of common voting stock of the Company are maintained by:  United Stock Transfer Company, 3615 South Huron Street, Suite 104, Englewood, CO  80110  Phone: (303)783-9055.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

b) Holders

As of December 31, 2002 and 2001, the Company has approximately 1,884 and 1,885, respectively, stockholders of record.

c)  Dividends

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

d) Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

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

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

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

During the year ended December 31, 2002, the Company issued 70,000 shares of its $0.001 par value common stock for legal services valued at $4,700, the fair market value of the underlying shares.

During the year ended December 31, 2002, the Company cancelled 42,817 shares of its $0.001 par value common stock due to over issuance and valued at $2,569, the fair market value of the underlying shares.

During the year ended December 31, 2002, the Company issued 300,000 shares of its $0.001 par value common stock for directors fees, valued at $42,000, the fair market value of the underlying shares.

During the year ended December 31, 2002, the Company issued 1,000,000 shares of its $0.001 par value common stock for the purchase of Energy Flow Management, Inc., valued at $70,000, the fair market value of the underlying shares.

During the year ended December 31, 2002, the Company issued 3,000,000 shares of its $0.001 par value common stock for patent royalty payments, valued at $90,000, the fair market value of the underlying shares.

During the year ended December 31, 2002, the Company contracted to issue 4,000,000 shares of its $0.001 par value preferred stock for the purchase of Colvico, Inc., valued at $4,000,000, the fair market value of the underlying shares.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

ITEM 6.  MANANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Capital continues to be an issue for the Company as its attempts to expand its business base and develop new products.  A number of strategies are under development including; seeking traditional lines of operating capital against cash flows and assets, joint ventures, strategic alliances and direct investments into specific operating units by organizations seeking access to our technologies and engineering capabilities.  While no one activity has matured the Company believes that it has reasonable prospects for more than one of these strategies to develop into successful infusions of fresh capital.

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

The Company believed that it had designed such a product using extensive modifications to the non-exclusive license of a patent for large scale bio-waste remediation.  Preliminary results from product announcements, together with market size data, convinced management this market was where the future of the Company should be focused.  However, the Company had to overcome several hurdles to enter this market successfully.

First, the Company needed critical operating mass.  At the conclusion of 2001 the Company was not yet large enough to carry the financial burden of this development.  Second, the Company needed a strategy to support field operations.  Due to energy conversion requirements, the majority of operating and maintenance costs are derived from the need for sophisticated and well trained electrical personnel.  However, service loads in a small system do not support the expense of one person.  Therefore the Company needed an economical solution to carry the costs of skilled staff until a given geographic area developed sufficient units to carry its overhead.  Third, manufacturing requires facilities and expertise.  The Company did not wish to subcontract manufacturing for a variety of reasons but did not yet have internal capacity.  Finally, it was evident that the Company needed to manufacture and install a demonstration facility as soon as possible.  These issues defined the acquisition strategy for the Company.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

During the year 2002, the Company initiated the process of manufacturing, installing and testing of its first facility on a dairy farm.  Due to the complexities of this processing facility, tests continue to be run on the machinery, and new operating procedures are in the process of being installed.  With the support of Colvico, Inc., as experienced electrical contractor and its staff, the assembly of this facility was done in house.

Through continued research by management, the Company hopes to develop other uses for the bio-waste applications.  However, the Company is still in need of a critical operating mass.  At the conclusion of 2002 the Company was not yet large enough to carry the financial burden of this development.

Electrical Contracting Sector

On January 29, 2002 the Company completed the acquisition of Colvico, Inc., a company with sustainable revenues and profit, electrical expertise, manufacturing capacity and geographic resources within the initial market area of the Company.  Manufacturing of the first system was immediately launched and marketing activity accelerated.  The Company has been pleased by the depth and range of market interest from both domestic and international markets as well as small farms through large-scale farms.  A critical factor to the economics of these bio-waste systems is the ability to convert energy units into revenue.  Energy units are comprised of the by-products (or outputs) of the waste treatment system.  In macro terms these products are a blend of methane, carbon dioxide, recycled water and green fertilizer.  While traditional programs look to converting methane to electricity, this is neither always desirable nor feasible in areas where electricity rates are low or transmission lines inadequate.  Further carbon dioxide is often not fully utilized, especially in small scale units.  The Company believes that it has found a viable new market for its energy units by providing energy products for greenhouses.  Contained plant growth (greenhouses)are high consumers of every form of energy unit produced by the Company's bio-waste systems.  Fertilizer is consumed by plants, carbon dioxide enhances plant growth, and heat and/or electricity is essential for sustained greenhouse operation.

PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2003

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

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

RESULTS OF OPERATIONS FOR THE YEAR DECEMBER 31, 2002 AS COMPARED TO THE YEAR DECEMBER 31, 2001

Revenues for the twelve months ending December 31, 2002 increased to $15,054,619 from $1,149 for the twelve months ended December 31, 2001.

Cost of sales were to $13,758,912 in the year 2002 and $-0- for 2001.

General and administration costs in the year 2002 were to $1,784,197 as compared to $1,455,259 for 2001.

Other expenses in the year 2002 were $ 80,716 and for the year 2001 they were $5,626,335.

Gain from discontinued operations was $153,432 for year end 2002 and a loss from discontinued operations of $4,041,857 for year end 2001.

The expenses for the year 2002 and 2001 reflect all stocks issued for exchange of values.  There were 4,627,183 shares and 196,947,131, issued respectively.

During the year 2002, stocks issued to unrelated third parties was 2,627,183 and 1,000,000 was issued to purchase Energy Flow Management, Inc.  All stocks were valued at the NasDaq Over the Counter Bulletin Board for respective periods.

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

The charges for loss on "Discontinued Operations" in the year ended 2001 was the result of the Company's Board of Director's decision to cease any further advances to ERI.  This expenses reflect the total advances made.  The basis for this action by the Company is by adopting Statement of Financial Accounting Standards No. 144.

Interest expenses in the year 2002 was $80,716, as compared to $9,758, for the year 2001.

The net loss for the years ended 2002 and 2001 was $338,563 and $11,122,302, respectively.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

ITEM 7.  FINANCIAL STATEMENTS

Enviro-Energy Corporation

FINANCIAL STATEMENTS

and

INDEPENDENT AUDITORS' REPORTS

DECEMBER 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Enviro-Energy Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Enviro-Energy Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enviro-Energy Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LeMASTER & DANIELS PLLC

Certified Public Accountants

Spokane, Washington

April 7, 2003

G. BRAD BECKSTEAD

Certified Public Accountant

3340 Wynn Road, Ste. B

Las Vegas, NV 89102

702.257.1984

702.362.0540 (fax)

INDEPENDENT AUDITOR’S REPORT

April 14, 2003

Board of Directors

Enviro-Energy Corporation

Spokane, WA

I have audited the Statements of Operations, Stockholders’ Equity, and Cash Flows of Enviro-Energy Corporation for the year ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the statements of operations, equity and cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

/s/ G. Brad Beckstead, CPA

Enviro-Energy Corporation Consolidated Balance Sheet December 31, 2002
2002
ASSETS
Current Assets
Cash	$430
Contracts receivable, including retentions of $434,657	1,373,949
Accounts receivable:
Related parties	387,847
Unbilled receivables	161,625
Other	58,066
Costs and estimated earnings in excess of billings on uncompleted contracts	1,118,053
Prepaid expenses and deposits	122,217
Total Current Assets	3,222,187
Property and equipment, net	2,225,192
Goodwill	734,231
TOTAL ASSETS	$6,181,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdraft	177,400
Note payable to bank, line of credit	5,596
Note payable to stockholder	351,826
Current maturities of long-term debt	248,387
Accounts payable:
Trade	1,096,340
Related parties	68,658
Payroll taxes payable	128,729
Accrued liabilities	75,535
Billings in excess of costs and estimated earnings on uncompleted contracts	417,107
Total Current liabilities	2,569,578
Long-term debt, net of current maturities	180,508
Total Liabilities	2,750,086
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: Shares issued and outstanding Issuable shares, 4,000,000 shares	- 4,000,000
Common stock, $0.001 par value 300,000,000 shares authorized; 258,948,099 shares issued and outstanding	258,948
Additional paid-in capital	14,381,340
Retained earnings (deficit)	(15,208,764)
Total stockholders' equity	3,431,524
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,181,610

The accompanying notes are an integral part of these financial statements.

Enviro-Energy Corporation Consolidated Statements of Operations For the Years Ended December 31, 2002 and 2001
	2002	2001
Revenue	$15,054,619	$1,149
Cost of sales	13,758,912	-
Gross profit	1,295,707	1,149

General and administrative costs	1,784,197	1,455,259
Operating loss	(488,490)	(1,454,110)

Other income	77,211	-
Other expenses:
Financing enticement-related party	-	(5,526,577)
Financing enticements		(90,000)
Interest, related party	(26,963)	(9,758)
Interest, other	(53,753)	-
Loss from continuing operations	(491,995)	(7,080,445)
Loss from discontinued operations including gain (loss) on disposal	153,432	(4,041,857)
Net loss	$(338,563)	$(11,122,302)
Weighted average number of common shares outstanding	256,085,778	164,851,850
Net loss per share from continuing operations	$0.00	$0.04
Net loss per share from discontinued operations	$0.00	$0.02
Net loss per share - basic and diluted	$0.00	$0.06

The accompanying notes are an integral part of these financial statements.

Enviro-Energy Corporation Consolidated Statements of Stockholders' Equity For the years ended December 31, 2002 and 2001

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

BALANCES, DECEMBER 31, 2000	26,674,135	$ 26,674	5,000,000	$ 5,000	$ 2,574,966	$ (3,747,899)	$ (1,141,259)

ADD (DEDUCT):

Conversion of preferred shares	75,000,000	75,000	(5,000,000)	(5,000)	(70,000)	-	-
Issuance of common shares	153,244,281	153,244	-	-	11,676,273	-	11,829,517
Cancellation of common shares	(297,500)	(297)	-	-	297	-	-
Net loss	-	-	-	-	-	(11,122,302)	(11,122,302)

BALANCES, DECEMBER 31, 2001	254,620,916	254,621	-	-	14,181,536	(14,870,201)	(434,044)

ADD (DEDUCT):

Issuable preferred shares	-	-	4,000,000	4,000,000	-	-	4,000,000
Issuance of common shares	4,370,000	4,370	-	-	202,330	-	206,700
Cancellation of common shares	(42,817)	(43)	-	-	(2,526)	-	(2,569)
Net loss	-	-	-	-	-	(338,563)	(338,563)

BALANCES, DECEMBER 31, 2002	258,948,099	$ 258,948	4,000,000	$4,000,000	$ 14,381,340	$ (15,208,764)	$ 3,431,524

The accompanying notes are an integral part of these financial statements.

Enviro-Energy Corporation Consolidated Statements of Cash Flows
	Years Ended December 31,
	2002	2001
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,563)	$(11,122,302)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation	425,165	-
Gain) loss from discontinued operations including loss on disposal	(153,432)	4,041,857
Shares of common stock issued for financing enticements	-	5,526,577
Shares of common stock issued for consulting services - related party	-	559,572
Shares of common stock issued for consulting services	-	128,488
Shares of common stock issued for research and development	-	200,000
Shares of common stock issued for marketing services	-	68,300
Shares of common stock issued for legal services	4,700	5,200
Shares of common stock issued for other fees and costs	199,431	-
Loss on disposal of equipment	28,256	-
Increase (decrease) in assets:
Accounts receivable	-	1,425
Contract receivables	643,168	-
Unbilled receivables	29,759	-
Other receivables	(85,318)	-
Short term receivables	-	(22,000)
Federal income taxes	131,346	-
Costs and estimated earnings in excess of billings on
uncompleted contracts	(693,044)	-
Prepaid expenses and deposits	72,849	-
Increase (decrease) in liabilities:
Accounts payable	(29,028)	(312,905)
Accounts payable - related party	68,658	-
Liabilities of discontinued operations	-	(323,432)
Payroll taxes payable	109,059	-
Other accrued liabilities	(120,971)	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	(15,538)	-
Net cash provided by (used in) operating activities	276,497	(1,249,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land	-	(22,000)
Acquisition of technology	-	(20,000)
Net change in related party receivable	(191,203)	-
Acquisition of property and equipment	(104,000)	-
Cash acquired in purchase of subsidiary	79,972	-
Net cash used in investing activities	(215,231)	(42,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from shareholders	-	(85,230)
Proceeds from issuance of common stock	-	1,376,675
Bank overdraft	177,400	-
Increase in line of credit	5,596	-
Increase in note payable - related party	26,963	-
Principal payments on long term debt	(271,046)	-
Net cash provided by (used in) investing activities	(61,087)	1,291,445
NET INCREASE IN CASH	179	225
CASH, BEGINNING OF YEAR	251	26
CASH, END OF YEAR	$430	$251
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$55,753	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of subsidiary through issuable shares of preferred stock	$4,000,000	$-

The accompanying notes are an integral part of these financial statements.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 1 - Organization and Nature of Operations:

The Company was organized May 1994  under the laws of the State of Delaware, as Baseball Properties, Inc.

In January 1997, the Company acquired ThermaFreeze, Inc., a Nevada corporation, and changed its name to ThermaFreeze, Inc.  From January 1997 to February 2001, the Company was considered a development stage company  as it attempted to develop certain "cold-packing" technology for market.  During February 2001, the Company ceased to pursue the development of the "cold-packing" technology.

On February 28, 2001, the Company acquired 51% of the total outstanding shares of Environmental Reclamation, Inc. (ERI). ERI was engaged in the  remediation of heavy metal contaminated soil and properties, remediation and clean up of hazardous waste and illegal drug laboratory operations, abandoned mine reclamation and maintenance of operating mining facilities.

On July 3, 2001, ThermaFreeze Inc. changed its name to Enviro-Energy Corporation.  Through the remainder of 2001, the Company attempted to capitalize on its acquisition of ERI. By December 31, 2001, the Company determined that it would be in the best interest of its shareholders to liquidate its ownership in ERI in order to pursue the development of technology in Advanced Anaerobic Digester System.

Energy Flow Management, Inc. (EFMI) is a wholly owned subsidiary acquired in July 2001.  EFMI is responsible for developing and promoting the Company's ENVIRO-ENERGY Bio-Waste-to-Energy Systems.  The Systems process environmental bio-wastes and pollutants converting them into energy units, "green" fertilizers and recycled water.  Energy units are converted into electricity or heat as appropriate.  The Systems are intended to provide a practical solution to "contained animal" farmwaste through the effective, efficient and environmentally friendly recycling of natural waste products.

The Company acquired 100% of the outstanding stock of Colvico, Inc. ("Colvico") during January 2002. Colvico is an electrical engineering company located in Spokane, Washington.  Its work is performed primarily under fixed price contracts concentrated in the Pacific Northwest.  The operating cycle of the Company's contracts varies, but is typically less than one year.

Note 2 – Summary of Significant Accounting Policies:

A summary of the significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements follows:

Consolidated financial statements

The accompanying consolidated financial statements include those of Enviro-Energy Corporation and its consolidated subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued):

Method of accounting for long-term construction contracts

Contract revenue included in the accompanying consolidated financial statements was determined using the percentage-of-completion method of accounting which takes into account the cost, estimated earnings, and revenue-to-date on fixed-fee and cost-plus-fee contracts not yet completed.

The amount of revenue recognized at the balance-sheet date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost based on current estimates of cost to complete.  It is not related to the progress billings to customers.  This method is used because management considers total cost to be the best available measure of progress on the contracts.  Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

Contracts that are substantially complete are closed for financial statement purposes.  Revenue earned on contracts in progress in excess of billings is (Under billings) classified as a current asset.  Amounts billed in excess of revenue earned (Over billings)as a current liability.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used in preparing the accompanying consolidated financial statements include those involved in determining contract revenue under the percentage-of-completion method, the determination of the deferred tax asset valuation allowance, and the valuation of assets, including goodwill, acquired in business combinations. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable

Accounts receivable, including contract receivables, are carried at the original invoice amount and are written off  in the period in which they are determined to be uncollectible.  Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.  Recoveries of trade receivables previously written off are recorded when received.  Management's evaluation resulted in a no allowance for doubtful accounts at the balance-sheet date.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued):

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets based on the following life expectancy:

Leasehold improvements

20 years

Equipment

5-10 years

Furniture and fixtures

4-6  years

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

Goodwill

Goodwill represents the excess of the cost subsidiaries purchased over the assigned value of the net assets acquired.  The Company reviews the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis.

Loss per share

Net loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share."  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the year.  Common shares issuable upon the exercise of stock purchase warrants or upon the conversion of preferred shares are not included in the loss per share computation as such shares are antidilutive.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, notes and accounts receivable, accounts payable, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or their stated interest rates approximate current market rates.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Subsequent to December 31, 2001, the Company entered into an agreement to dispose of the net assets and liabilities of Environmental Reclamation, Inc. valued at $2,276,582 (see Note 8).  As of December 31, 2001, the amount was written off as "loss on disposition of assets."

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued):

Stock-based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." For the years ended December 31, 2002 and 2001, there were no stock options issued or outstanding. Common shares granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Deferred income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Segment reporting and concentration

The Company’s operations are principally in  the commercial electrical construction contracting industry.  Segment information is not presented since substantially all the Company’s revenue is attributed to a single reportable segment.  The following major customers individually represented over 10% of the Company’s 2002 revenue:

Customer 1

19%

Customer 2

11%

Reclassifications

Certain reclassifications of 2001 amounts have been made in the accompanying consolidated financial statements to conform to the 2002 presentation, with no effect on the previously reported net loss.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 3 - Contracts in progress

For the years ended December 31, 2002 and 2001, contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	2002
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$ 15,094,054	$13,405,100	$ 1,688,954

Construction contracts completed during the year	6,949,847	5,599,617	1,350,230

Construction contracts in progress at December 31, 2002	$ 8,144,207	$ 7,805,483	$ 338,724

2001
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$ 16,151,600	$ 13,918,207	$ 2,233,393

Construction contracts completed during the year	10,967,522	9,456,156	1,511,366

Construction contracts in progress at December 31, 2002	$ 5,184,078	$ 4,462,051	$ 722,027

Contracts in progress as of December 31, 2002 were as follows:

Cumulative costs to date

$             13,405,100

Cumulative gross profit to date

                1,688,954

Cumulative revenue earned

              15,094,054

Less progress billings to date

              14,393,108

Net under billings

$                  700,946

The following is included in the accompanying balance sheet under these captions as of December 31, 2002:

Costs and estimated earnings on contracts in

  progress in excess of billings

$     1,118,053

Billings in excess of costs and estimated earnings

   on contracts in progress

         417,107

Net under billings

$        700,946

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 4 - Property and equipment

Property and equipment at December 31, 2002 consisted of the following:

Construction equipment & Vehicles

$1,824,641

Tools

692,671

Office furniture and fixtures

50,575

Leasehold improvements

60,470

Land

     22,000

2,650,357

Less accumulated depreciation and amortization

    425,165

Total

$2,225,192

Depreciation and amortization expense was $425,165 and $318,109 for the years ended December 31, 2002 and 2001, respectively.

Note 5 - Line of credit

Colvico, Inc. maintains a $1,000,000 revolving line of credit agreement with a local bank.  The line expires in July 2003.  Borrowings on the line bear interest at the bank's prime rate (4.25% at December 31, 2002), plus 0.25%.  Any borrowings are collateralized by all equipment of the Company and are personally guaranteed by the president of Colvico, who is also an officer/director and stockholder of the Company.  As of December 31, 2002, the outstanding balance was $5,596.

Note 6 – Long-term debt

Long-term debt at December 31, 2002 consisted of the following:

Note payable, dated December 1, 2000, unsecured, non-interest-bearing,

   with an original principal of $295,512.  The note payable requires 33 monthly payments of $8,955 through September 2003.

$    77,259

Fifteen notes payable, due various dates before February 2007, secured by vehicles and equipment.  Interest rates range from 5.9% to 9.6%,

   and the notes payable require monthly payments of $23,495.

    351,636

428,895

Less current portion

    248,387

Long-term portion

$   180,508

Future minimum payments under the above notes payable at December 31, 2002 are as follows:

Year Ending December 31,

2003

$  248,387

2004

63,673

2005

69,397

2006

42,240

2007

        5,198

      Total

$  428,895

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 7 - Income taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:

2002

2001

U.S federal statutory rate

(34%)

(34%)

Change in deferred tax asset valuation allowance

34%

34%

Total

  -%

  -%

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $15,000,000 for income tax purposes, which will be available to offset future taxable income.  If not used, this carry forward will expire through 2022. The deferred tax asset relating to the operating loss carry forward has been fully offset by a valuation allowance at December 31, 2002 and 2001.

The principal components of deferred tax assets and liabilities consisted of the following at December 31, 2002:

2002

Deferred tax asset:

Operating loss carryforward

$  5,100,000

Deferred tax liability:

Property, plant, and equipment

(200,000)

Deferred tax asset valuation allowance

  (4,900,000)

Net deferred tax asset

$                -

Note 8 - Discontinued operations

Following the purchase of ERI in February of 2001, the Company determined that its environmental reclamation business was not strategic to the Company's ongoing objectives and discontinued capital and human resource investment in the business. Accordingly, the Company elected to report its environmental reclamation business as discontinued operations by early adopting SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2001. The financial statements have been reclassified to segregate the net assets and operating results of the discontinued operations for the year ended December 31, 2001.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 8 - Discontinued operations (continued)

Summary operating results of the discontinued operations are as follows:

For the Year Ended

December 31, 2001

Revenue

$ 4,572,059

Gross profit

  1,538,538

Operating loss

(41,655)

Interest income

5,970

Interest expense

(232,168)

Other income

     150,076

Loss from discontinued operations

$  (117,777)

The operating loss in 2001 includes depreciation and amortization of $318,019.  In 2002 the Company eliminated certain assets and liabilities related to the discontinued operation, resulting in a 2002 gain of $153,432.

Assets and liabilities of discontinued operations are as follows:

December 31, 2001

Cash and cash equivalents

$       76,895

Other current assets

3,508,197

Property, plant and equipment, net

1,806,107

Goodwill

327,359

Investments

       246,300

Assets of discontinued operations

$  5,964,858

Current liabilities

$  6,029,192

Long-term debt

633,983

Obligations under capital leases

         29,597

Liabilities of discontinued operations

$  6,692,772

The Company agreed to dispose of ERI by exchanging its common shares for restricted shares of affiliates of J.W. Reed Corporation.  Management has determined that such shares to be received in 2003 had nominal value and management intends to distribute them as a dividend to the Company’s stockholders.  Accordingly, no value has been placed on the shares to be received.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 9 - Stockholders’ equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  Preferred stock has a preference upon liquidation and has no stated dividend.

During 2002 and 2001 the Company entered into the following capital stock transactions:

Transaction

Description of transactions

Amount*

2002 issuances (cancellation) of common stock:

70,000 shares issued for legal services received

$        4,700

42,817 shares canceled to correct prior issuance

(2,569)

300,000 shares issued for Directors’ services

42,000

1,000,000 shares issued to complete EFMI purchase

70,000

3,000,000 shares issued for consulting and royalties

      90,000

Total 2002 common stock issuances

204,131

2002 issuable preferred stock:

4,000,000 shares contracted to be issued for purchase of Colvico, Inc.

    4,000,000

Total 2002 capital stock transactions

$4,204,131

2001 issuances of common stock:

75,000,000 shares issued upon conversion of

  5,000,000 convertible preferred shares by

  certain stockholders at a 15:1 ratio

$               -

10,039,167 shares issued to existing stockholders

  for consulting services

559,572

1,487,500 chares issued for consulting services

128,488

27,838,827 shares issued for cash pursuant to private offering

1,350,000

20,000 shares issued for legal services received

5,200

97,700,000 shares issued to a major stockholder

  for extinguishment of debt and financing enticements

 6,954,700

314,153 shares issued marketing services

68,300

500,000 shares issued to acquire technology

170,000

3,150,743 shares issued to acquire ERI

2,276,582

10,000,000 shares issued for research and development services

200,000

193,891 shares issued for cash upon exercise of warrants

26,675

2,000,000 shares issued for financing enticements

       90,000

Total 2001 common stock issuances

$11,829,517

*Transactions were valued at the market price of the Company’s common stock at the date of the transaction.  Shares issued in conjunction with business combinations were valued at the fair value of the underlying net assets of the business acquired.

Also in 2001, 297,500 common shares were authorized for issuance for cash but were canceled for nonpayment.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 10 – License agreement

The Company (through EFMI) has a non-exclusive invention license agreement with the owner of a patent on the “Anaerobic Digester System”.  The agreement permits the Company to construct, operate, and sell anaerobic digester facilities using the licensed technology.  The agreement terminates upon the expiration of the related patent or upon any default of obligations under the agreement.  Royalties are payable quarterly at a rate of 8% of gross revenue from use of the technology up to a maximum royalty of $100,000; thereafter, the rate drops to 5%.

Note 11 - Acquisitions

Environmental Reclamation, Inc.

On February 28, 2001, Enviro-Energy Corporation concluded an agreement with Environmental Reclamation, Inc. (ERI), an Ontario, Canada corporation and several of its shareholders whereby Enviro-Energy Corporation acquired a total of 6,257,894 shares of ERI's common stock from seven selling shareholders, representing 51% of ERI's total outstanding shares, in exchange for the issuance of a total of 3,150,743 shares of its authorized but unissued common stock.  As discussed in Note 8, the Company discontinued the operation of ERI in early 2002 and recorded a loss on the discontinued business and disposal at December 31, 2001.

Energy Flow Management, Inc.

On July 7, 2001, the Company signed a Share Exchange Agreement to acquire 100% of Energy Flow Management Inc. (EFMI) for 1,000,000 restricted shares of the Company's $0.001 par value common stock.  These restricted shares were escrowed against completion of the first major project of EFMI, which is an Advanced Anaerobic Digester System (AADS), and were issued in 2002.  EFMI has a non-exclusive license of patents pending protecting its process and technology for the AADS (see Note 10).

Colvico, Inc.

On January 29, 2002, the Company acquired all of the outstanding common shares of Colvico, Inc. The results of Colvico, Inc.'s operations have been included in the consolidated financial statements since that date.  Colvico, Inc. is an electrical general contractor doing business in the states of Washington, Montana, Oregon and California.

The aggregate purchase price was $4,000,000 in preferred stock that is convertible to common stock at a ratio of 4 shares of common stock for one share of preferred stock.  The Company had not yet issued the preferred stock and no preferred shares had been converted to common shares through December 31, 2002.

The following table summarizes the estimated value of the assets acquired and liabilities assumed at the date of acquisition.  The Company obtained a third-party valuation of certain rolling stock and performed a self-appraisal on titled equipment.

Current assets

$  3,187,286

Property and equipment

2,552,613

Intangible asset - Goodwill

      756,551

Total assets acquired

   6,496,450

Current Liabilities

1,796,509

Long-term debt

      699,941

Total liabilities assumed

   2,496,450

    Net assets acquired

$  4,000,000

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 11 - Acquisitions (continued)

The depreciable assets acquired have average remaining lives of 5 to 10 years and will be written off to operations during that term.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2001 as though Colvico, Inc. had been acquired as of January 1, 2001 follow.

2002

2001

Revenue

$   15,622,339

$     16,152,749

Net loss

$     (272,343)

$  (11,306,449)

Basic and diluted loss per share

$          (0.00)

$            (0.03)

Note 12 - Related party transactions

Colvico, Inc. (a subsidiary) rents its shop and office building from its president on a monthly basis.  Rent expense for the years ended December 31, 2002 and 2001 was $128,400 for each year.

Colvico, Inc. provides general accounting services for companies owned by its president and charges each company a monthly fee equivalent to the time spent.  For 2002 such charges, included in other income, totaled $48,400.

The Company has accounts receivable - related parties (Colvico’s president and related companies) of $387,847 and accounts payable - related parties (companies owned by Colvico’s president) of $68,658 at December 31, 2002.

In 2001 the Company issued 97,700,000 shares of its $0.001 par value common stock to Thermal Products, Inc., a related entity, in exchange for the extinguishment of debt totaling $1,428,123 and financing enticements totaling $5,526,577, for a combined total of $6,954,700, the fair market value of the underlying shares.

The Company issued 2,000,000 and 10,039,167,the shares of its $0.001 par value common stock to certain shareholders of the Company for patent costs and consulting services valued at $88,000 and $559,572, the value of the underlying shares, for 2002 and 2001, respectively.

In 2001 the Company entered into an agreement with an officer and director to perform accounting and administrative services.  The agreement was terminated later in 2001 and the total expenses incurred under the agreement totaled $384,355 for the year ended December 31, 2001.  The individual remains a stockholder of the Company but is no longer an officer/director. The demand note payable for the unpaid balance, including 8% interest, totaled $351,826 at December 31, 2002.

Note 13 - Warrants

The Company has outstanding 1,000,000 warrants to purchase 1,000,000 shares of the Company's $0.001 par value common stock at an exercise price of 75% of the average mean of the purchase price of the common stock for five trading days immediately preceding the notice of purchase.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 14 – Commitments and contingencies

Leases

The Company entered into two operating lease agreements for rental of office and warehouse space in the state of Washington with terms ranging from three to five years.  These leases require payments of taxes, insurance, and maintenance costs by the Company. The leases have either month-to-month rental clauses or no specified renewal options upon the expiration of the term.  In addition, the Company subleases portions of its office and warehouse facilities under a month-to-month lease agreement for $1,000 per month.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 were as follows:

Year Ending December 31,

2003

$    148,032

2004

      151,032

2005

        27,000

           Total

$    326,064

For the years ended December 31, 2002 and 2001, total rent expense amounted to $126,951 and $99,587, respectively, net of sublease income of $55,819 and $79,000, respectively.

Penalties

The Company is subject to various penalties and liquidated damages in the event that certain jobs are not completed by the contracted completion date.  Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

Lease Guarantees

During the year ended December 31, 2002, the Company guaranteed certain non-cancelable operating leases on behalf of a related party.  As of December 31, 2002, the future minimum lease payments under these non-cancelable operating leases were $485,100.

Bonding Agreements

The Company has a bonding agreement with a surety company for its projects.  As part of the bonding agreement, the surety has recourse against all of the Company's assets, and the surety's obligations are indemnified by the Company's president/sole shareholder. At December 31, 2002 the Company letters of credit totaling $615,000 securing construction bonds.

Lease Litigation

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease.  In October 2002 the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.  The parties are exploring possible settlement and management and legal counsel currently estimate the loss to total approximately $20,000, which was accrued at December 31, 2002.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 15 – Contract backlog

The following schedule summarizes changes in backlog on contracts during the year ended December 31, 2002.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2002 and from contractual agreements on which work has not yet begun:

Backlog balance at December 31, 2001

$  9,036,737

New contracts and contract adjustments during the year

   7,521,617

Sub-total

16,558,354

Less contract revenue earned during the year

  15,054,619

Backlog balance at December 31, 2002

$  1,503,735

Note 16 - Retirement plan

Colvico, Inc. maintains a profit sharing plan which covers all nonunion employees who have met the specific requirements as to age and length of service.  Employees are eligible upon completing one year of service and attaining the age of 21.  An employee must work at least 1,000 hours during a 12-month period for purposes of eligibility.  The contribution each year is determined by the Company, and each participant receives an allocation of the annual contribution in proportion to his/her compensation for the plan year.  Profit sharing expense for the years ended December 31, 2002 and 2001 was $34,285 and $125,475, respectively.

In addition, the Company pays union retirement benefits for workers covered under collective bargaining agreements.  The Company does not administer these retirement plans and includes the benefit costs in job costs.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 9, 2003, we engaged LeMaster & Daniels PLLC as our independent accountants for the year ended December 31, 2002 and dismissed our former independent accountants, Beckstead & Watts.  None of the reports of our former accountants or our current accountants, in respect of our financial statements for Calendar 2002 or Calendar 2001 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.  Our Board of Directors unanimously approved the change.

During our two most recent calendar years and to the date hereof, there have been no disagreements between us and our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

a)  The names, ages and positions of the Company's Directors and Executive Officers are as follows:

Name

Age

Position

Thomas Bowers

55

Chairman, CEO and CFO

Robert Peha

44

Director

Anthony Hepton(1)

44

Director

Cory Colvin

38

Director

(1) Mr. Hepton resigned in March 2003.

Thomas Bowers.  Mr. Bowers has held the positions of CEO and CFO with the Company since 2002.  He has been involved as an officer and/or director of over-the-counter Bulletin Board companies for approximately twenty-five years.  He has held positions including chief operating officer, vice president of sales, chief executive officer and chairman of the board.  All the businesses were primarily involved with alternative energy, energy reseller, manufacturing and international project management services.  Mr. Bowers has a BA from the College of Idaho; MA Economics and an MBA from the UC/Berkeley.

Robert Peha.  Mr Peha has held the position of director with the Company since 2001.  He is currently an executive director for a leading developer and supplier of aerospace and defense hardware.  Prior to this position he was a Vice President and General Manager of a solid propellant systems business with a Fortune 1000 company.  His leadership experience  includes engineering and project management on various defense and aerospace programs, department management and overall business unit leadership.  He received a Bachelor of Science in Mechanical Engineering from the University of Washington, and a MBA fromCity University in Seattle Washington.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

Cory Colvin.  Mr. Colvin has been a director of the Company since 2002.  He is responsible for direct supervision of all aspects of the electrical contracting business of the Company, incorporating all disciplines for proficiency and efficiency implementation.  He also oversees strategic planning, market analysis and probing for potential business opportunities within Colvico's identified niche.  Other responsibilities consist of monitoring all projects quality assurance, expense control/enforcement, scheduling, development of safety and QA/QC policies/procedures, and customer satisfaction.  Other responsibilities, performed as necessary, consist of acting in the capacity of Project Engineering and Design.  Duties consist of initiating design/build projects from the conceptual phase to the actual working design and installation.  Specialization consists of complete electrical installation for commercial, industrial and residential for all phases of electrical ie:(design, rough-in, trim, and fixture/device installation).  Other areas of expertise consist of complete fire alarm design and installation, airfield lighting, precision approach path indicator (PAPI) lighting, runway end indicator lighting (REIL) lighting, high voltage, highway illumination, traffic signalization, and specialty lighting design and installation (ie: parking lots, roadway, viaducts, sporting areas, parks, landscape lighting, and security lighting).  He is familiar with all published codes and standards in respect to the electrical trade. (National Electric Codes (NEC).

b)  The Company has no significant employees as defined in Regulation S-B, Item 401(b).

c)  There are no family relationships between any of the Company's principals.

d)  Involvement on Certain Material Legal Proceedings During the Last Five Years

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of  the Exchange Act during the most  recent fiscal year.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

ITEM 10.  EXECUTIVE COMPENSATION

(1)  Compensation of Executive Officers

Name	Title	Salary	Bonus	Common Stock
Thomas Bowers	Chairman/CEO	$ 50,000	-0-	-0-
Cory Colvin	Director(1)	$350,000	-0-	-0-
All Executive Officers as a Group		$400,000	-0-	-0-

(1) Mr.Colvin receives compensation for his services to the Company's subsidiary, Colvico, Inc. of which he is President  He does not receive compensation for his services as director to Enviro-Energy.

The Company has no employment contracts in place with any of its Officers.

The Company has no standard arrangements to compensate its non-employee directors.  During the year ended December 31, 2002, the Company issued 300,000 of its $0.001 par value common shares to Robert Peha and 200,000 common shares to Anthony Hepton as compensation for their services as directors.  Such shares were valued and recorded at $28,000 and $14,000, respectively.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)  The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, and b) each person known by the Company to own beneficially more than five (5%) of the Common Stock.  Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership (all direct unless otherwise noted)	Percent of Class
Principal Shareholders
Common	Split Rock Ventures, LLC (2)	55,500,000	21.43%

Executive Officers and Directors
Common	Robert Peha	300,000.10%
Common	Anthony Hepton (3)	200,000.07%
Common	Cory Colvin	3,000,000	1.16%
	All directors and officers as a group	3,500,000	1.33%

(1) Address is c/o Enviro-Energy Corporation, 3897 Cinco Amigos, Santa Barbara, CA  93105

(2) Split Rock Ventures, LLC is owned 100% by Cory Colvin

(3) Mr. Hepton resigned in March 2003.

c)  There are no arrangements which might result in a change of control of the registrant.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a).

Exhibits required by Item 601 (1)

99 (1) Certification of Principal Executive Officer and Principal Financial Officer

Omitted Exhibits not applicable or incorporated by reference to previous filing

Financial Statements

Independent Auditors' Reports

Consolidated Balance Sheet at December 31, 2002

Consolidated Statements of Income (Loss)

for the years ended December 31, 2002 and 2001

Consolidated Statements of Stockholders' Equity

for the years ended December 31, 2000 - 2002

Consolidated Statements of Cash Flows

for the years ending December 31, 2002 and 2001

Notes to Financial Statements

(b)

Reports on Form 8-K for the fiscal year ended December 31, 2002:

Date filed

Items

Description

02/12/2002

2,7

Acquisition of Colvico, Inc.

03/12/2002

4,7

Change in accountants

05/09/2002

4,7

Change in accountants

05/16/2002

2,4,7

Acquisition of Colvico, Change in Accountants, Financial Statements

11/25/2002

4,7

Change in accountants

ITEM 14.  CONTROLS AND PROCEDURES

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31,2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enviro-Energy Corporation

/s/ Tom Bowers

------------------------

Chairman, CEO, CFO

/s/ Cory Colvin

-----------------------

Director

/s/ Peter Martinelli

-----------------------

Controller

Date:  April 14, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Not Applicable

CERTIFICATION

I, Thomas Bowers, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Enviro-Energy Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.

presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates.

5.

I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/Thomas Bowers

Thomas Bowers

Chief Executive Officer and Chief Financial Officer