Form 10QSB
period 2003-03-31
ENVIRO ENERGY CORP
filed 2003-05-20
CIK 1107080

OMB APPROVAL

OMB Number: 3235-0070

Expires: April 30, 2003

Estimated average burden

hours per response . . 117.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission File No. 000-30069

ENVIRO-ENERGY CORPORATION

 (Exact name of registrant as specified in its charter)

DELAWARE

95-4520761

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

4430 HASKELL AVENUE, ENCINO, CA

 91436

 (Address of principal executive offices)

(Zip Code)

(818) 784-2445

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   [  ] Yes    [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were (261,948,099) shares of the issuer's common stock outstanding and (4,000,000) issuable preferred stock outstanding as of March 31, 2003.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2003

3

Consolidated Statements of Operations for the Three Months Period Ended March 31, 2003 and 2002

4

Consolidated Statement of Cash Flow for the Period Ended March 31, 2003 and 2002

5

Notes to Consolidated Financial Statements

6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PLANS OF OPERATION

14

ITEM 3. CONTROLS AND PROCEDURES

17

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

17

ITEM 2.  CHANGES IN SECURITIES

17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

18

ITEM 5.  OTHER INFORMATION

18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

19

CERTIFICATION

20

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION Consolidated Balance Sheet March 31, 2003 (unaudited)

ASSETS:
Current assets:
Cash	$ 2,328
Contracts receivable, including retentions of $360,382	1,329,501
Accounts receivable:	-
Related parties	1,001,754
Unbilled receivables	231,683
Other	19,817
Costs and estimated earnings in excess of billings on uncompleted contracts	1,239,044
Prepaid expenses and deposits	112,009
Total current assets	3,936,136
Property and equipment, net	2,087,303
Goodwill	734,231
TOTAL ASSETS	$ 6,757,670

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Bank overdraft	2,931
Note payable to bank, line of credit	995,286
Note payable to stockholder	358,217
Current maturities of long-term debt	248,387
Accounts payable:
Trade	1,202,034
Related parties	32,974
Payroll taxes payable	106,626
Accrued liabilities	43,297
Billings in excess of costs and estimated earnings on uncompleted contracts	186,224
Total current liabilities	3,175,976
Long-term debt, net of current maturities	104,565
Total liabilities	3,280,541
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Shares issued and outstanding	-
Issuable shares, 4,000,000 shares	4,000,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 261,948,099	-
Shares issued and outstanding	261,948
Additional paid-in capital	14,416,340
Retained earnings (deficit)	(15,201,159)
Total stockholders' equity	3,477,129
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 6,757,670

See accompanying notes.

ENVIRO-ENERGY CORPORATION Consolidated Statements of Operations (unaudited)

	Three Month Period Ended March 31,

	2003	2002

Revenue	$ 2,112,989	$2,289,676
Cost of services and products sold	1,718,645	1,884,416
Gross Profit	394,344	405,260

Operating expenses:
General and administrative	364,831	323,593
Income from operations	29,513	81,667

Interest expense	(19,747)
Other income (expense)	(2,161)	4,264
Net income	$ 7,605	$ 85,931

Net income per common share - basic and diluted	$ -	$ -

See accompanying notes.

ENVIRO-ENERGY CORPORATION Consolidated Statements of Cash Flows

	Three Month Period Ended March 31,

	2003	2002
Reconciliation of Net Income to Net Cash
used in Operating Activities:
Net income	$ 7,605	$ 85,931
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation, depletion, and amortization	115,889	-
Loss on disposal of land	22,000	-
Issuance of common stock for services	16,000	-
Issuance of common stock for financing	22,000	-
Increase (decrease) in assets:
Accounts receivables	-	1,425
Contract receivables	44,448	-
Unbilled receivables	(70,058)	-
Other receivables	66,249	(413,882)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(120,991)	-
Prepaid expenses and deposits	10,208	-
Increase (decrease) in liabilities:
Accounts payable	105,694	122,937
Accounts payable - related party	(35,684)	-
Payroll taxes payable	(22,103)	-
Other accrued liabilities	(32,238)	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	(230,883)	-
Total adjustments	(109,469)	(289,520)
Net cash used in operating activities	$ (101,864)	$ (203,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in related party receivable	(663,907)	-
Decrease in short term receivable	22,000	185,229
Proceeds from sale of property and equipment	-	27,433
Net cash provided by (used in) investing activities	(641,907)	212,662
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	(174,469)	-
Increase in line of credit	989,690	-
Increase in related party note payable	6,391	-
Principal payments on long-term debt	(75,943)	-
Net cash provided by financing activities	745,669	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,898	9,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	430	251
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,328	$ 9,324

See accompanying notes.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 1 Description of Business

1(a). Description of Business

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

1(b)

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

Energy Flow Management Inc.

Energy Flow Management, Inc.,at December 31, 2002 had one major operating unit.  Enviro-Energy Bio-Waste-To-Energy Systems organized under Energy Flow Management, Inc., is focused on converting bio-masses into gases, electrical energy and saleable by-products.  The Company has contracted for a license for use of the patented Advanced Anaerobic Processing Technology.  It has further developed proprietary technology for small-scale systems suitable for farm use. The Company intends to own and operate distributed waste-to-energy systems placed throughout the agricultural community as well as sell systems with maintenance and operating contracts.

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

1(c)  Organization and Nature of Operations:

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

Note 2 - Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period shown.  The results of operations for such period are not necessarily indicative of the results expected for the full year or for any future period.  This presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates and assumptions.

The accompanying financial statements should be read in conjunction with the audited financial statements of Enviro-Energy Corporation (the "Company") as of and for the year ended December 31, 2002 and the notes thereto contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 2002, filed with the Security and Exchange Commission.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies.

The accompanying consolidated financial statements include those of Enviro-Energy Corporation and its consolidated subsidiaries.  Inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable

Accounts receivable, including contract receivables, are carried at the original invoice amount and are written off  in the period in which they are determined to be un-collectable.  Management determines the collect ability of accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.  Recoveries of trade receivables previously written off are recorded when received.  Management's evaluation resulted in a no allowance for doubtful accounts at the balance-sheet dates.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued):

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

Income per share

Net income per share is presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share." Those entities that have only common stock outstanding are required to present basic earnings per-share amounts.  All other entities are required to present basic and diluted per-share amounts.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect to  reduce a loss or increase the income per common share from continuing operations.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, notes and accounts receivable, accounts payable, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or their stated interest rates approximate current market rates.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued):

Stock-based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." For the quarters ended March 31, 2003 and 2002, there were no stock options issued or outstanding. Common shares granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Deferred income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Reclassifications

Certain reclassifications of 2002 amounts have been made in the accompanying consolidated financial statements to conform to the 2003 presentation, with no effect on the previously reported net income.

Note 4 - Contracts in progress

For the period ended March 31, 2003, contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	2003
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$ 2,112,989	$1,704,725	$408,264

Construction contracts completed during the year	45,952	7,285	38,667

Construction contracts in progress at March 31, 2003	$ 2,067,037	$1,697,440	$369,597

Contracts in progress as of March 31, 2003 were as follows:

Cumulative costs to date

$             1,704,725

Cumulative gross profit to date

                408,264

Cumulative revenue earned

              2,112,989

Less progress billings to date

              1,060,169

Net under billings

$                1,052,820

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 4 - Contracts in progress (continued)

The following is included in the accompanying balance sheet under these captions as of March 31, 2003:

Costs and estimated earnings on contracts in

  progress in excess of billings

$     1,239,044

Billings in excess of costs and estimated earnings

   on contracts in progress

         186,224

Net under billings

$       1,052,820

Note 5 – License agreement

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

Note 6 - Acquisitions

Energy Flow Management, Inc.

On July 7, 2001, the Company signed a Share Exchange Agreement to acquire 100% of Energy Flow Management Inc. (EFMI) for 1,000,000 restricted shares of the Company's $0.001 par value common stock.  These restricted shares were escrowed against completion of the first major project of EFMI, which is an Advanced Anaerobic Digester System (AADS), and were issued in 2002.  EFMI has a non-exclusive license of patents pending protecting its process and technology for the AADS (see Note 5).

Colvico, Inc.

On January 29, 2002, the Company acquired all of the outstanding common shares of Colvico, Inc. The results of Colvico, Inc.'s operations have been included in the consolidated financial statements since that date.  Colvico, Inc. is an electrical general contractor doing business in the states of Washington, Montana, Oregon and California.

The aggregate purchase price was $4,000,000 in preferred stock that is convertible to common stock at a ratio of 4 shares of common stock for one share of preferred stock.  The Company had not yet issued the preferred stock and no preferred shares had been converted to common shares through March 31, 2003.

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

Note 6 - Acquisitions (continued)

The depreciable assets acquired have average remaining lives of 5 to 10 years and will be written off to operations during that term.

Note 7 – Commitments and contingencies

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

Bonding Agreements

The Company has a bonding agreement with a surety company for its projects.  As part of the bonding agreement, the surety has recourse against all of the Company's assets, and the surety's obligations are indemnified by the Company's president/sole shareholder

Lease Litigation

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease.  In October 2002 the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.

Note 8 - Retirement plan

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 9 - Stockholders' equity

During the quarter ended March 31, 2003, the company had the following transactions involving capital stock:

1. Issued 2,000,000 of restricted shares in  exchange for 1,000,000 shares of tradeable common shares and sold the tradeable shares at market for $22,000 cash.

2. Issued 1,000,000 of restricted shares for services, with a market value of $16,000.

Note 10 - Related party transaction

The Company has accounts receivable - related parties (Colvico's president and related Companies) of $1,001,754 and accounts payable related parties (companies owned by Colvico's president) of $32,974 at March 31, 2003.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-QSB.  Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.  These statements include, without limitation, statements concerning potential operations and results of the company and information relating to the quarter ending March 2003 matters, described below.  The company's actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-KSB for the year ending December 31, 2002.

A.  Overview

During the course of 2001 acquisitions and business development activities brought a variety of opportunities and challenges to the Company.  During 2002 as the Company expanded it became apparent that to maximize the potential of the Company, management had to make critical decisions concerning focus and allocation of resources. Analysis of various factors suggested that significant growth might be realized in bio-waste conversion sectors. The remediation and reclamation sectors required more intensive investments of critical resources with perhaps more certain, but less dramatic impacts to revenue, profit and long term sustained growth. Therefore management elected to implement strategies which had the potential to rapidly develop its bio-waste business and abandon its investment in its remediation and reclamation group. The result is a well-defined strategy and focus for the Company which management believes will crystallize into tangible results in revenue and cash flow during 2003.

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

The Company emerged from 2002 with what is thought to be a substantial opportunity to enter a mature market in need of product. Bio-wastes are created by virtually anything that is alive or was once a living organism. Food processing, crop harvests, wastes from confined animal feeding operations such as dairies, feedlots, poultry farms and similar operations generate huge sums of bio-wastes. The subsequent disposal or reduction of bio-wastes create a market the Company deems an excellent business opportunity. A segment of the market the Company presently is concentrating on is to economically treat bio-wastes and capture the renewable energy from manure waste streams generated by confined animals.

The vast majority of farms in the world are small. To be price and operationally viable any solution capable of satisfying total demands needs to be produced in some sort of manufactured mode with remote monitoring and operations controls designed into the system. This is especially true in the small herd size operations.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

The Company believed that it had designed such a product using extensive modifications to the non-exclusive license of a patent for large scale bio-waste remediation. Preliminary results from product announcements, together with market size data, convinced management this market was segmented by size, type of CAFO (confined animal feeding operation) operation and economic strength of the prospect.. The Company also used market data to redefine its position about the small bio-waste producer; and those larger and more sophisticated operations that produce many tons per day of bio-wastes. The Company’s plan now includes a market development strategy to address the issues of size and locale of prospective anaerobic digestion system installations as well as the relative urgency of a solution needed by the prospect for their bio-wastes problems. Some geographical areas in the US have higher concentrations of CAFO operations than others. These CAFO operations may be for cattle and dairies, horse, poultry, swine or meat packing operations. Each of these separate forms of CAFO operations may well benefit from the use of an anaerobic digestion system, yet each has a quite different economic profile. These are the considerations that will determine specifically how each segment of the market is addressed.

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

The Company has been pleased by the depth and range of market interest from both domestic and international markets as well as small farms through large-scale farms developed in late 2002. A critical factor to the economics of these bio-waste systems is the ability to convert energy units into revenue. Energy units are comprised of the by-products (or outputs) of the waste treatment system. In macro terms these products are a blend of methane, carbon dioxide, recycled water and green fertilizer. While traditional programs look to converting methane to electricity, this is neither always desirable nor feasible in areas where electricity rates are low or transmission lines inadequate. Further carbon dioxide is often not fully utilized, especially in small scale units. The Company believes that it has found a viable new market for its energy units by providing energy products for greenhouses. Contained plant growth (greenhouses) are high consumers of every form of energy unit produced by the Company's bio-waste systems. Fertilizer is consumed by plants, carbon dioxide enhances plant growth, and heat and/or electricity is essential for sustained greenhouse operation

Through continued research by management, the Company hopes to develop other uses for the bio-waste applications. An example of another application of the Company’s proprietary anaerobic digestion systems would be in the food processing industry, Many food processors pay large sums for energy and to have their bio-wastes disposed of. The company keeps an active file on opportunities that it deems worthy prospects in this area.

However, the Company is still in need of a critical operating mass. At the conclusion of 2002 the Company was not yet large enough to carry the financial burden of this development.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

Electrical Contracting Sector

On January 29, 2002 the Company completed the acquisition of Colvico, Inc., a company with sustainable revenues and profit, electrical expertise, manufacturing capacity and geographic resources within the initial market area of the Company.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2002.

Revenues from the company were generated primarily from Colvico, Inc. a wholly owned subsidiary for both periods.

Total revenues for the three month period ended March 31, 2003 decreased by $176,687 to $2,112,989 from $2,289,676 for the three months ended March 31, 2002.

The decrease was due to a tighter market in the construction industry.

COST OF SALES.  The Company's cost of sales consists primarily of : direct and indirect costs incurred in connection with construction projects.  Total cost of sales for the three months ended March 31, 2003 decreased by $165,771 to $1,718,645 from $1,884,416 for the three months ended March 31, 2002

As a result fo the foregoing, gross profit for the three months ended March 31, 2003 decreased by $10,916 to $394,344  or 18.7% of net revenues, compared to $405,260, or  17.7% of net revenues, for the three months ended March 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended March 31, 2003 increased by $41,238 to $364,831 from $323,593 for the three months ended March 31, 2002.  This increase was primarily due to write off of accounts receivable considered to be uncollectible in the amount of $40,000.

OTHER INCOME . Other income  for the three months ended March 31, 2003 decreased by $6,425 to an expense of  $2,161 as compared to income for the three months ended March 31, 2002 of $4,264.

LIQUIDITY AND CAPITAL RESOURCES.  From its inception through March 31, 2003, the Company has incurred cumulative losses of approximately $15,000,000.  The Company has financed its operations to date through borrowings, and the issuance of common stock.

As of March 31,2003 the company had working capital of $760,160. Including cash of $2,328,  contracts and accounts receivable of $2,582,755, Costs and estimated earnings in excess of billings of $1.239,044 and prepaid expense of $112,009, offset by accounts payable of $1,202,034, line of credit of $995,286, note from shareholder of $358,217, current maturities of long-term debt of $248,387, billings in excess of costs and estimated earnings on uncompleted contracts of $186,224 and accrued expenses of $149,923.

The company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes.  Through March 31, 2003, the Company has generated net operating losses in excess of $15,000,000 that may be available to reduce future taxable income and future tax liabilities.  These carry forwards expire incrementally through 2018.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

Based on its current operating plan, the Company projects that the cash available as a result of cash flow from operations and the available line of credit will be sufficient to satisfy its operational and capital requirements through June 2003.  Accordingly the Company is actively seeking additional capital. However, as yet the Company has no firm commitments for any future funding and may not be able to obtain capital in the future on  satisfactory terms or at all. If the Company does not obtain additional financing, it would be unable to continue its development and marketing of the bio-waste sector.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease.  In October 2002 the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.    The parties are exploring possible settlement and management and legal counsel currently estimate the loss to total approximately $27,000, which was accrued at  March 31, 2003.

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

During the quarter ended March 31, 2003, the Company issued 3,000,000 shares for services and financing enticements.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

Enviro-Energy Corporation is presently investigating certain cash advances made through a subsidiary, Colvico, Inc., to Cory Colvin, who is the president of Colvico, Inc. and a director and principal shareholder of Enviro-Energy Corporation.  The advances were made from a line of credit established for Colvico’s benefit at Washington Trust Bank in Spokane, Washington.  Prior to its acquisition by the Company in January 2002, Colvico, Inc. was wholly owned by Mr. Colvin.

The advances aggregate approximately $920,000 as of the date of this report.  Approximately $660,000 was advanced to Mr. Colvin during the first quarter of 2003.  The Company has consistently accounted for these advances as accounts receivable from related parties on its consolidated balance sheet. The advances are unsecured and have no stated interest rate.

At this stage of the investigation, it appears as though the advances were arranged and approved by Mr. Colvin without Enviro-Energy Corporation’s approval.  It also appears as though a portion of the advanced funds may have used by Mr. Colvin to fund business endeavors that were unrelated to Colvico, Inc.

Mr. Colvin believes many of the advanced funds were used to pay obligations that, although unrelated to Colvico, Inc., were nonetheless incurred by Colvico, Inc. prior to its acquisition by the Company.  Mr. Colvin has assured the Company that he will promptly repay any funds he may have improperly caused to have been advanced to him by Colvico, Inc., and is expected to execute and deliver a promissory note to Colvico, Inc. for such amount once it is determined.  It is anticipated that the note will have a maturity of no more than 60 days, will bear interest, and will be secured by assets belonging to Mr. Colvin that can be readily liquidated in the event payments are not received when they become due.

Colvico, Inc. and the Company are also separately reviewing their accounting controls and procedures to ensure that no one person is able to authorize advances under the Colvico or any other line of credit without proper approvals.  These new controls and procedures are expected to be implemented shortly.

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following Exhibit is furnished in accordance with Item 601 of Regulation S-B:

99.1 - CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

All other items omitted as not applicable or incorporated by reference to previous filings.

b)  REPORTS ON FORM 8-K

The Company filed the following Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003:

01/28/2003

8-K

Item 4, 7

02/10/2003

8-K/A

Item 4

02/12/2003

8-K/A

Item 4

PART III.  SIGNATURES

Pursuant to the requirements of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ENVIRO-ENERGY CORPORATION

Date: May 20, 2003

/s/Thomas Bowers

Thomas Bowers

Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Thomas Bowers, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Enviro-Energy Corporation.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates.

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

6.

I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/Thomas Bowers

Thomas Bowers

Chief Executive Officer and Chief Financial Officer