Form 10QSB
period 2003-06-30
ENVIRO ENERGY CORP
filed 2003-08-20
CIK 1107080

OMB APPROVAL

OMB Number: 3235-0070

Expires: April 30, 2003

Estimated average burden

hours per response . . 117.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission File No. 000-30069

ENVIRO-ENERGY CORPORATION

 (Exact name of registrant as specified in its charter)

DELAWARE

95-4520761

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2121 N. Waterworks, Spokane, WA.

 99216

 (Address of principal executive offices)

(Zip Code)

(509)252-5850

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 261,948,099 shares of the issuer's common stock outstanding and 4,000,000 issuable preferred stock outstanding as of June 30, 2003.

ENVIRO ENERGY CORPORATION

FORM 10QSB

JUNE 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2003

3

Consolidated Statements of Operations for the Three Months

And Six Months Periods Ended June 30, 2003 and 2002

4

Consolidated Statement of Cash Flow for the Period Ended June 30, 2003 and 2002

5

Notes to Consolidated Financial Statements

6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PLANS OF OPERATION

15

ITEM 3. CONTROLS AND PROCEDURES

17

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

18

ITEM 2.  CHANGES IN SECURITIES

18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

18

ITEM 5.  OTHER INFORMATION

18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

19

CERTIFICATION

20

ENVIRO ENERGY CORPORATION

FORM 10QSB

JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION Consolidated Balance Sheet June 30, 2003 (unaudited)

ASSETS:
Current assets:
Cash	$ 95,034
Contracts receivable, including retentions of $281,181	825,035
Accounts receivable:	-
Related parties	305,437
Unbilled receivables	207,247
Other	5,831
Costs and estimated earnings in excess of billings on uncompleted contracts	1,578,496
Prepaid expenses and deposits	69,132
Total current assets	3,086,212
Property and equipment, net	1,902,670
Goodwill	734,231
TOTAL ASSETS	$ 5,723,113

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Note payable to bank, line of credit	504,617
Current maturities of long-term debt	248,387
Accounts payable:
Trade	1,501,260
Related parties	71,664
Payroll taxes payable	126,857
Accrued liabilities	101,041
Billings in excess of costs and estimated earnings on uncompleted contracts	89,055
Total current liabilities	2,642,881
Long-term debt, net of current maturities	330,654
Total liabilities	2,973,535

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Shares issued and outstanding	-
Issuable shares, 4,000,000 shares	4,000,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 261,948,099
Shares issued and outstanding	261,948
Additional paid-in capital	14,416,340
Retained earnings (deficit)	(15,928,710)
Total stockholders' equity	2,749,578
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 5,723,113

See accompanying notes.

ENVIRO-ENERGY CORPORATION Consolidated Statements of Operations (unaudited)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue	$ 2,521,874	$ 5,074,297	$ 4,634,863	$ 7,325,977
Cost of services and products sold	2,453,830	4,406,917	4,172,475	6,283,388
Gross Profit	68,044	667,380	462,388	1,042,589
Operating expenses:
General and administrative	460,306	434,259	825,137	667,622
Income from operations	(392,262)	233,121	(362,749)	374,967
Interest Income			3,121
Interest expense	(23,395)	20,337	(46,263)	$ 24,601
Other income (expense)	(311,895)	17,324	(314,056)	61,210
Net income (loss)	$ (727,552)	$ 270,782	$ (719,947)	$ 460,778

Net income (loss) per common share - basic and diluted	$ -	$ -	$ -	$ -

See accompanying  notes

ENVIRO-ENERGY CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Six Month Period Ended
	June 30,
	2003	2002
Reconciliation of Net Income (Loss) to Net Cash
used in Operating Activities:
Net income (loss)	$ (719,947)	$ 460,778
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	226,357	21,070
Loss on disposition of assets	65,765	-
Issuance of common stock for services	16,000	-
Issuance of common stock for financing	22,000	-
(Increase) decrease in assets:
Accounts receivables	-	1,627,091
Contract receivables	548,914	-
Unbilled receivables	(45,622)	-
Other receivables	80,235	49,252
Costs and estimated earnings in excess of billings on
uncompleted contracts	(460,443)	(3,292,443)
Prepaid expenses and deposits	53,085	(24,541)
Increase (decrease) in liabilities:
Accounts payable	404,920	1,305,454
Accounts payable - related party	(35,684)	3,527
Payroll taxes payable	(1,872)	-
Other accrued liabilities	25,506	122,376
Billings in excess of costs and estimated earnings on
uncompleted contracts	(328,052)	326,039
Total adjustments	571,109	137,825
Net cash provided by (used in) operating activities	(148,838)	598,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in related party receivable	32,410	(226,635)
Decrease in short term receivable	22,000	-
Proceeds from sale of property and equipment	30,400	-
Net cash provided by (used in) investing activities	84,810	(226,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in bank overdraft	(177,400)	121,090
Increase in line of credit	499,021	-
Decrease in related party note payable	6,391	(46,066)
Principal payments on long-term debt	(169,380)	(446,741)
Net cash provided by (used in) financing activities	158,632	(371,717)
NET INCREASE IN CASH AND CASH EQUIVALENTS	94,604	251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	430	3,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 95,034	$ 3,566

See accompanying  notes

ENVIRO ENERGY CORPORATION

FORM 10Q

June 30, 2003

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

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

Note 3 - Summary of Significant Accounting Policies (continued).

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued).

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, notes and accounts receivable, accounts payable, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or their stated interest rates approximate current market rates.

Stock-based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." For the quarters ended June 30, 2003 and 2002, there were no stock options issued or outstanding. Common shares granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 4 - Contracts in progress

For the period ended June 30, 2003 and 2002, contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	2003
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$4,634,863	$4,158,555	$476,308

Construction contracts completed during the year	312,875	187,638	125,237

Construction contracts in progress at June 30, 2003	$4,321,988	$3,970,917	$351,071

Contracts in progress as of June 30, 2003 were as follows:

Cumulative costs to date

$             4,158,555

Cumulative gross profit to date

                476,308

Cumulative revenue earned

              4,634,863

Less progress billings to date

              3,145,422

Net under billings

$              1,489,441

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 4 - Contracts in progress (continued)

The following is included in the accompanying balance sheet under these captions as of June 30, 2003:

Costs and estimated earnings on contracts in

  progress in excess of billings

$     1,578,496

Billings in excess of costs and estimated earnings

   on contracts in progress

         89,055

Net under billings

$       1,489,441

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

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

The aggregate purchase price was $4,000,000 in preferred stock that is convertible to common stock at a ratio of 4 shares of common stock for one share of preferred stock.  The Company had not yet issued the preferred stock and no preferred shares had been converted to common shares through  June 30, 2003.

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 7 – Commitments and contingencies

Leases

The Company entered into five year operating lease agreements for rental of office and warehouse space in the state of Washington with terms ranging from three to five years.  These leases require payments of taxes, insurance, and maintenance costs by the Company.  In addition, the Company subleases portions of its office and warehouse facilities under a month-to-month lease agreement for $2,000 per month.

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

Bonding Agreements

The Company has a bonding agreement with a surety company for its projects.  As part of the bonding agreement, the surety has recourse against all of the Company's assets, and the surety's obligations are indemnified by the Company's president/

Lease Litigation

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease.  In October 2002 the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

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

Note 9 - Stockholders' equity

For the six month period ending June 30, 2003, the company had the following transactions involving capital stock:

1. Issued 2,000,000 of restricted shares in  exchange for 1,000,000 shares of tradeable common shares and sold the tradeable shares at market for $22,000 cash.

2. Issued 1,000,000 of restricted shares for services, with a market value of $16,000.

Note 10 - Related party transaction

The Company has accounts receivable - related parties (Colvico's president and related Companies) of $305,437 and accounts payable related parties (companies owned by Colvico's president) of $32,974 at June 30, 2003.

ENVIRO ENERGY CORPORATION

FORM 10QSB

JUNE 30, 2003

ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-QSB.  Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.  These statements include, without limitation, statements concerning potential operations and results of the company and information relating to the quarter ending June 2003 matters, described below.  The company's actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-KSB for the year ending December 31, 2002.

A.  Overview

During 2002 as the Company expanded, it became apparent that to maximize the potential of the Company, management had to make critical decisions concerning focus and allocation of resources. Analysis of various factors suggested that significant growth might be realized in bio-waste conversion sectors. The remediation and reclamation sectors required more intensive investments of critical resources with perhaps more certain, but less dramatic impacts to revenue, profit and long term sustained growth. Therefore management elected to implement strategies which had the potential to rapidly develop its bio-waste business and abandon its investment in its remediation and reclamation group.  Due to a lack of funds available from continuing operations in ENGY, the development of the bio-waste business has been suspended, until the cash required to operate this segment of the Company is available.

As stated above, capital continues to be an issue for the Company as its attempts to expand its business base and develop new products. A number of strategies are under consideration including; seeking traditional lines of generating operating capital  with company assets, joint ventures, and direct investments into specific operating units by outside organizations seeking access to our technologies and engineering capabilities.

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

JUNE 30, 2003

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

During the year 2002 and 2003, the Company initiated the process of manufacturing, installing and testing of its first facility on a dairy farm.  At the end of May 2003, all testing and implementation of operating procedures were stopped due to lack of available funds.   This activity will be restarted when additional funds are available from continuing operations or from other forms of capital.

Electrical Contracting Sector

On January 29, 2002 the Company completed the acquisition of Colvico, Inc., a company with sustainable revenues and profit, electrical expertise, manufacturing capacity and geographic resources within the initial market area of the Company.   Due to a down turn in the construction industry, revenues and profits have been affected, resulting in less capital available to support additional business activities outside of the primary business for Colvico, Inc.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2002.

Revenues from the company were generated primarily from Colvico, Inc. a wholly owned subsidiary for both periods.

Total revenues for the six month period ended June 30, 2003 decreased by $2,690,114 to $4,634,863 from $7,325,977 for the six months ended June 30, 2002.

The decrease was due to a tighter market in the construction industry.

COST OF SALES.  The Company's cost of sales consists primarily of : direct and indirect costs incurred in connection with construction projects.  Total cost of sales for the six months ended June 30, 2003 decreased by $ 2,110,913 to $ 4,172,475 from $6,283,388 for the six months ended June 30, 2002

As a result of the foregoing, gross profit for the six months ended June 30, 2003 decreased by $ 580,201 to $ 462,388 or  9.88% of net revenues, compared to $1,042,589, or  14.23% of net revenues, for the six months ended June 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the six months ended June 30, 2003  increased by $ 157,515 to $ 825,137 from $667,622 for the six months ended June 30, 2002.  This decrease was primarily due layoffs and not replacing positions vacated.

OTHER INCOME (EXPENSE) . Other income for the six months ended June 30, 2003 decreased by $4 $ 43,632 to an expense of  $23,395 as compared to income for the six months ended June 30, 2002 of $ 20,337. Other expenses increased by $314,056 for the six months ended June 30, 2003 and was due to a payment for a lease guaranteed by Colvico, Inc.

LIQUIDITY AND CAPITAL RESOURCES.  From its inception through June 30, 2003, the Company has incurred cumulative losses of approximately $16,000,000.  The Company has financed its operations to date through borrowings, and the issuance of common stock.

As of June 30, 2003 the company had working capital of $ 443,320. Including cash of $95,034,  contracts and accounts receivable of $1,021,885, other receivables of $311,268 Costs and estimated earnings in excess of billings of $1,578,496 and prepaid expense of $69,132 offset by accounts payable of $ 1,501,260 line of credit of $504,617, note from shareholder and related parties of $71,655, current maturities of long-term debt of $248,387, billings in excess of costs and estimated earnings on uncompleted contracts of $89,055 and accrued expenses of $227,898.

The company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes.  Through June 30, 2003, the Company has generated net operating losses in excess of $16,000,000 that may be available to reduce future taxable income and future tax liabilities.  These carry forwards expire incrementally through 2018.

Based on its current operating plan, the Company projects that the cash available as a result of cash flow from operations and the available line of credit will be sufficient to satisfy its operational and capital requirements through September 2003.  Accordingly the Company is actively seeking additional capital. However, as yet the Company has no firm commitments for any future funding and may not be able to obtain capital in the future on  satisfactory terms or at all. If the Company does not obtain additional financing, it would be unable to continue its development and marketing of the bio-waste sector.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, management concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings. There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease.  In October 2002 the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.  The parties are exploring possible settlement and management and legal counsel currently estimate the loss to total approximately $47,000, which was accrued at June 30, 2003.

On June 30, 0003 a lawsuit was filed against the Company by a former officers/shareholders of Enviromental  Reclamation Inc., which was sold to Reed Holdings Co. in 2001.  The complaint alleges that the Company owes this group of individuals $435,361 plus interest at prime rate. The final outcome of this suit is uncertain at this date.

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended June 30, 2003, the Company issued no additional shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

Information disclosed in Form 8-K – Filed July 17,2003, Repeated here for shareholder information

The Company disclosed in the March 31, 2003 Form 10QSB that it was investigating certain cash advances made through a subsidiary, Colvico, Inc., to Cory Colvin, who is the president of Colvico, Inc. and a director and principal shareholder of Enviro-Energy Corporation.  The advances were made from a line of credit established for Colvico’s benefit at Washington Trust Bank in Spokane, Washington and guaranteed personally by Cory Colvin.  Prior to its acquisition by Enviro-Energy Corporation in January 2002, Colvico, Inc. was wholly owned by Mr. Colvin.

As previously reported, Mr. Colvin believed many of the advanced funds were used to pay obligations that, although unrelated to Colvico, Inc., were nonetheless incurred by Colvico, Inc. prior to its acquisition by the Company.  Nevertheless, Mr. Colvin assured the Company that he would promptly repay any funds he may have improperly caused to have been advanced to him by Colvico, Inc.

As of the execution of the Form 8K, management has verified that an item in the amount of $337,375 for a lease guaranteed by Colvico, Inc. which was disclosed in the 10KSB, was incorrectly classified as a loan to Mr. Colvin.  Additionally, Mr. Colvin has repaid $360,070 of the funds in question, in cash.  The total reduction to Mr. Colvin’s loan receivable account as of the date of this filing is $672,220, leaving a balance due of $224,532.  The remaining amount due represents funds advanced prior to the acquisition of Colvico by Enviro-Energy Corporation in 2002, as was reported in the December 31, 2002 financial statements published with the Form 10KSB for 2002.

ENVIRO ENERGY CORPORATION

FORM 10QSB

JUNE 30, 2003

Enviro-Energy Corporation and Colvico, Inc. continue to review the history of the loan and will make appropriate arrangements  at the conclusion of their investigations.  The Company and it's subsidiary will continue to separately review their accounting controls and procedures to ensure that no one person is able to authorize advances under the Colvico or any other line of credit without proper approvals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following Exhibit is furnished in accordance with Item 601 of Regulation S-B:

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

All other items omitted as not applicable or incorporated by reference to previous filings.

b)  REPORTS ON FORM 8-K

The Company filed the following Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2003:

06/17/2003

8-K

Item 6

PART III.  SIGNATURES

Pursuant to the requirements of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ENVIRO-ENERGY CORPORATION

Date:  August 19, 2003

/s/Cory Colvin

Cory Colvin

Director