Form 10QSB
period 2003-09-30
ENVIRO ENERGY CORP
filed 2003-11-20
CIK 1107080

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 261,948,099 shares of the issuer's common stock outstanding and 4,000,000 issuable preferred stock outstanding as of September 30, 2003.

ENVIRO ENERGY CORPORATION

FORM 10QSB

SEPTEMBER 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2003

3

Consolidated Statements of Operations for the Three Month

And Nine Month Periods Ended September 30, 2003 and 2002

4

Consolidated Statement of Cash Flow for the Period Ended September 30, 2003 and 2002

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

SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION Consolidated Balance Sheet September 30, 2003 (unaudited)

ASSETS:
Current assets:
Cash	$ 1,499
Contracts receivable, including retentions of $234,216	882,068
Accounts receivable:
Related parties	302,059
Unbilled receivables	231,982
Other	14,180
Costs and estimated earnings in excess of billings on uncompleted contracts	1,827,193
Prepaid expenses and deposits	40,910
Total current assets	3,299,891
Property and equipment, net	1,786,179
Goodwill	734,231
TOTAL ASSETS	$ 5,820,301

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Disbursement in excess of deposits Note payable to bank, line of credit	$ 153,262 240,548
Current maturities of long-term debt	207,031
Accounts payable:
Trade	1,545,121
Related parties	71,665
Payroll taxes payable	141,251
Accrued liabilities	81,464
Billings in excess of costs and estimated earnings on uncompleted contracts	155,569
Total current liabilities	2,595,911
Long-term debt, net of current maturities	319,526
Total liabilities	2,915,437
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Shares issued and outstanding	-
Issuable shares, 4,000,000 shares	4,000,000
Common stock, $0.001 par value, 300,000,000 shares authorized; 261,948,099
Shares issued and outstanding	261,948
Additional paid-in capital	14,416,340
Retained earnings (deficit)	(15,773,424)
Total stockholders' equity	2,904,864
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 5,820,301

See accompanying notes.

ENVIRO-ENERGY CORPORATION Consolidated Statements of Operations (unaudited)

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue	$ 3,826,085	$ 5,022,640	$ 8,460,948	$ 12,210,369
Cost of services and products sold	3,381,296	4,250,078	7,553,771	10,554,061
Gross Profit	444,789	772,562	907,177	1,656,308
Operating expenses:
General and administrative	255,995	235,770	1,081,132	870,898
Income from operations	188,794	536,792	(173,955)	785,410
Interest Income		7,078	3,121	31,679
Interest expense	4,644	(33,910)	(51,442)	(45,809)
Other income (expense)	(28,328)		(342,384)	137,276
Net income (loss)	$ 155,287	$ 509,960	$ (564,660)	$ 908,556

Net income (loss) per common share - basic and diluted	Nil	Nil	Nil	Nil

See accompanying  notes

ENVIRO-ENERGY CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Nine Month Period Ended
	September 30,
	2003	2002
Reconciliation of Net Income (Loss) to Net Cash
used in Operating Activities:
Net income (loss)	$ (564,660)	$ 908,556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	326,659	33,712
Loss on disposition of assets	70,454	4,005
Issuance of common stock for services	16,000
Issuance of common stock for financing	22,000
(Increase) decrease in assets:
Accounts receivables		(1,203,372)
Contract receivables	491,881	(1,823,876)
Unbilled receivables	(70,357)
Other receivables	71,886
Costs and estimated earnings in excess of billings on
uncompleted contracts	(709,140)	62,616
Prepaid expenses and deposits	81,307	38,370
Increase (decrease) in liabilities:
Accounts payable	448,781	541,404
Accounts payable - related party	3,007
Payroll taxes payable	12,522
Other accrued liabilities	5,929	89,328
Billings in excess of costs and estimated earnings on
uncompleted contracts	(261,538)	647,642
Total adjustments	509,391	(1,610,171)
Net cash used in operating activities	(55,269)	(701,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in related party receivable	35,788
Decrease in short term receivable	22,000
Proceeds from sale of property and equipment	41,900	24,689
Net cash provided by investing activities	99,688	24,689
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	(24,138)	472,127
Increase in line of credit	234,952	336,726
Decrease in related party note payable	(32,300)
Principal payments on long-term debt	(221,864)	(211,899)
Net cash provided by (used in) financing activities	(43,350)	596,954
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,069	(79,972)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	430	79,972
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,499	$ -0-

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued).

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, notes and accounts receivable, accounts payable, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or their stated interest rates approximate current market rates.

Stock-based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." For the quarters ended September 30, 2003 and 2002, there were no stock options issued or outstanding. Common shares granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

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

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 4 - Contracts in progress

For the period ended September 30, 2003, contract amounts, costs, estimated earnings, and the related billings to date on completed contracts and contracts in progress were as follows:

	2003
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$8,460,948	$7,564,315	$896,633

Construction contracts completed during the year	1,930,095	1,548,795	381,300

Construction contracts in progress at September 30, 2003	$6,530,853	$6,015,520	$515,333

Contracts in progress as of September 30, 2003 were as follows:

Cumulative costs to date

$             7,564,315

Cumulative gross profit to date

                896,633

Cumulative revenue earned

              8,460,948

Less progress billings to date

              6,789,324

Net under billings

$              1,671,624

Enviro-Energy Corporation

Notes to the Consolidated Financial Statements

Note 4 - Contracts in progress (continued)

The following is included in the accompanying balance sheet under these captions as of September 30, 2003:

Costs and estimated earnings on contracts in

  progress in excess of billings

$     1,827,193

Billings in excess of costs and estimated earnings

   on contracts in progress

         155,569

Net under billings

$       1,671,624

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

The aggregate purchase price was $4,000,000 in preferred stock that is convertible to common stock at a ratio of 4 shares of common stock for one share of preferred stock.  The Company had not yet issued the preferred stock and no preferred shares had been converted to common shares through  September 30, 2003.

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

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease.   October 2002 the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.  On September 22, 2003 a settlement was mutually agreed too, the terms are as follows: A payment of $10,450 upon execution of Settlement Agreement  and  monthly payments of $2,000 from October 2003 through July 2004, with a final payment of $4,813 on August 2, 2004.  The accrual for estimated settlement was provided for in prior financial statements.

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

Note 9 - Stockholders' equity

For the nine month period ending September 30, 2003, the company had the following transactions involving capital stock:

1. Issued 2,000,000 of restricted shares in  exchange for 1,000,000 shares of tradeable common shares and sold the tradeable shares at market for $22,000 cash.

2. Issued 1,000,000 of restricted shares for services, with a market value of $16,000.

Note 10 - Related party transaction

The Company has accounts receivable - related parties (Colvico's president and related Companies) of $302,059 and accounts payable related parties (companies owned by Colvico's president) of $32,974 at September 30, 2003.

ENVIRO ENERGY CORPORATION

FORM 10QSB

SEPTEMBER 30, 2003

ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-QSB.  Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.  These statements include, without limitation, statements concerning potential operations and results of the company and information relating to the quarter ending September 2003 matters, described below.  The company's actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-KSB for the year ending December 31, 2002.

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

SEPTEMBER 30, 2003

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

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002.

Revenues from the company were generated primarily from Colvico, Inc. a wholly owned subsidiary for both periods.

Total revenues for the nine month period ended September 30, 2003 decreased by $3,749,421 to $8,460,948 from $12,210,369 for the nine months ended September 30, 2002.  The decrease was due to a tighter market in the construction industry.

COST OF SALES.  The Company's cost of sales consists primarily of direct and indirect costs incurred in connection with construction projects.  Total cost of sales for the nine months ended September 30, 2003 decreased by $3,000,290 to $7,553,771 from $10,554,061 for the nine months ended September 30, 2002. As a

ENVIRO ENERGY CORPORATION

FORM 10QSB

SEPTEMBER 30, 2003

result of the foregoing, gross profit for the nine months ended September 30, 2003 decreased by $ 749,131 to $ $907,177or  10.72% of net revenues, compared to $1,656,308, or  13.55% of net revenues, for the nine months ended September 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the nine months ended September 30, 2003  increased by $ 210,234 to $ 1,081,132 from $870,898 for the nine months ended September 30, 2002.  This increase was due to legal costs and bad debt write-off’s.

OTHER INCOME (EXPENSE) . Other income for the nine months ended September 30, 2003 decreased by  $423,458 to an expense of  $364,061 as compared to income for the nine months ended September 30, 2002 of $ 123,146. Other expenses increase due to a payment for a lease guaranteed by Colvico, Inc., of $314,056 and loss on sale of depreciable assets of $46,798.

LIQUIDITY AND CAPITAL RESOURCES.  From its inception through September 30, 2003, the Company has incurred cumulative losses of approximately $16,000,000.  The Company has financed its operations to date through borrowings, and the issuance of common stock.

As of September 30, 2003 the company had working capital of $703,980. Including contracts and accounts receivable of $882,068, other receivables of $548,221 Costs and estimated earnings in excess of billings of $1,827,193 and prepaid expense of $40,910 offset by accounts payable of $1,545,121, disbursements in excess of deposits of $153,262,  line of credit of $240,548 note from shareholder and related parties of $71,665, current maturities of long-term debt of $207,031, billings in excess of costs and estimated earnings on uncompleted contracts of $155,569 and accrued expenses of $222,715.

The company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes.  Through September 30, 2003, the Company has generated net operating losses in excess of $16,000,000 that may be available to reduce future taxable income and future tax liabilities.  These carry forwards expire incrementally through 2018.

Based on its current operating plan, the Company projects that the cash available as a result of cash flow from operations and the available line of credit will be sufficient to satisfy its operational and capital requirements through December 2003.  Accordingly the Company is actively seeking additional capital. However, as yet the Company has no firm commitments for any future funding and may not be able to obtain capital in the future on  satisfactory terms or at all. If the Company does not obtain additional financing, it would be unable to continue its development and marketing of the bio-waste sector.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 120 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, management concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings. There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ENVIRO ENERGY CORPORATION

FORM 10QSB

SEPTEMBER 30, 2003

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In February 2002 the Company entered into a long-term operating lease agreement for office facilities. Later in 2002 management vacated the leased facility and sought to terminate the lease. On September 22, 2003 a settlement was mutually agreed too, the terms are as follows: A payment of $10,450 upon execution of Settlement Agreement  and  monthly payments of $2,000 from October 2003 through July 2004, with a final payment of $4,813 on August 2, 2004.  The accrual for estimated settlement was provided for in prior financial statements.

On June 30, 2003 a lawsuit was filed against the Company by former officers/shareholders of Enviromental  Reclamation Inc., which was sold to Reed Holdings Co. in 2001.  The complaint alleges that the Company owes this group of individuals $435,361 plus interest at prime rate. The final outcome of this suit is uncertain at this date.

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

b)  REPORTS ON FORM 8-K

The Company filed no Forms 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2003:

ENVIRO ENERGY CORPORATION

FORM 10QSB

SEPTEMBER 30, 2003

PART III.  SIGNATURES

Pursuant to the requirements of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ENVIRO-ENERGY CORPORATION

Date:  November 19, 2003

/s/Cory Colvin

Cory Colvin

 CEO