Form 10KSB
period 2003-12-31
ENVIRO ENERGY CORP
filed 2004-04-16
CIK 1107080

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X}ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Enviro-Energy Corporation

(Name of Small Business Issuer in its charter)

              Delaware

95-4520761

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

 incorporation or organization)

2121 N. Waterworks, Spokane, WA. 99216

   (Address of principal executive offices)     (Zip Code)

509-252-5850

Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:  None

Securities to be registered under section 12(g) of the Act:

Title of Each Class

Name on each exchange on which

to be registered

each class is to be registered

Common Stock, .001 par value

Nasdaq Over the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $10,893,923

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company (based on the closing price on such stock as reported by the Over the Counter Bulletin Board) on December 31, 2003: $ $949,741

Common Stock, $0.001 par value per share, 300,000,000 shares authorized, 261,948,099 and 258,948,099 issued and outstanding as of December 31, 2003 and 2002, respectively.  Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, and 4,000,000 issuable and considered outstanding as of December 31, 2003 and 2002.

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

5

Item 3.  Legal Proceedings

5

Item 4.  Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

6

Item 6.  Management's Discussion and Analysis or Plan of Operation

7

Item 7.  Financial Statements

11

Item 8.  Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure

35

Item 8A.  Controls and Procedures

35

PART III

Item 9.  Directors, Executives, Officers and Significant Employees

35

Item 10. Remuneration of Directors and Executive Officers

36

Item 11. Security Ownership of Management and Others and Certain Security Holders

36

Item 12. Certain Relationships and Related Transactions

37

Item 13. Exhibits and Reports on Form 8-K

37

Item 14. Principal Accountant Fees and Services

38

SIGNATURES

38

CERTIFICATIONS (filed herewith)

39

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

a)

GENERAL INTRODUCTION

Enviro-Energy Corporation, (“the Registrant”, "Enviro-Energy", “the Company" or "ENGY") is a publicly held corporation formed in Delaware in May 1994, as Baseball Properties, Inc.  Baseball Properties, Inc. acquired ThermaFreeze(TM), Inc. in January 1997.  The Company subsequently changed its name to ThermaFreeze(TM), Inc. trading under the symbol "THFZ".  On July 3, 2001, the Company's name changed to Enviro-Energy Corporation, and the ticker symbol changed to "ENGY".

The Company has two wholly owned corporate subsidiaries which are Colvico, Inc. (“Colvico”) a general contractor, specializing in electrical contracting; and Energy Flow Management Inc., (“EFMI”) which is attempting to develop and market a proprietary line of anaerobic digestion systems.  Both subsidiaries are located in Spokane, WA.

b)

BUSINESS OF ISSUER

 The Company conducts its business primarily through its wholly owned subsidiaries.

Colvico, Inc.

Colvico is primarily a high voltage electrical contractor that performs work in the Pacific Northwest.  Revenues are derived primarily under fixed price, and time and material contracts.  Colvico maintains an excellent reputation in the high voltage construction industry.

Energy Flow Management Inc.

EFMI is attempting to develop and market a proprietary line of anaerobic digesting systems (“digester” or “digesters”).  Anaerobic digestion is a biological process that produces a gas principally composed of methane (CH4) and carbon dioxide (CO2) otherwise known as biogas. These gases are produced from organic wastes such as livestock manure, food processing waste, etc.  The digester EFMI is attempting to develop captures and stores the gas byproduct and converts it into electrical energy using methane powered generators with the remaining by-products sold as compost or other marketable material.

EFMI has contracted for a license for use of the patented Advanced Anaerobic Processing technology.  Its goal is to develop small-scale digesters suitable for farm use. The Company would own and operate distributed waste-to-energy digesters placed throughout the agricultural community as well as sell digesters with maintenance and operating contracts.

EFMI believes that the market for these digesters is primarily farms generating animal waste from contained herds such as feedlots, dairies, hogs and poultry operations.

EFMI’s strategy is dependent upon, among other factors, its ability to develop a commercially viable digester, to establish a market for its digesters and to secure the capital necessary to support its operating activities as it builds its market.

As of December 31, 2003 EFMI had placed a single digester on a dairy farm in Tillamook Oregon.  Due to numerous design, engineering and mechanical problems, this unit, which was sold in March 2002, has yet to become operational, despite the significant efforts and investment of capital by the Company and its subsidiaries.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

The Company has investigated a variety of methods of raising additional working capital such as through the sale of shares of its common stock and the issuance of debt instruments.  There can be no assurance that Enviro-Energy will raise such capital on terms acceptable to it, if at all.  The failure, to date, to obtain additional financing has jeopardized the Company's existence.

It is management’s decision to suspend development and funding of EFMI’s activities until such time as additional working capital has been secured.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Patents

EFMI's digester technology is protected by United States Patent No. 6,296,766.  The patent covers a series of controls, feedback and monitoring systems to minimize or eliminate variances in throughput for anaerobic digestion.

EFMI has a non-exclusive invention license agreement with the owner of a patent on the “Anaerobic Digester System”.  The agreement permits the Company to construct, operate, and sell anaerobic digester facilities using the licensed technology.  The agreement terminates upon the expiration of the related patent or upon any default of obligations under the agreement.  In the opinion of management, the Company is current with the terms of the non-exclusive invention license agreement are current.

Research and Development Activities

The Company has suspended all research and development activities related to this technology, until such time as sufficient working capital is available.

There can be no assurances the Company will be successful in securing sufficient working capital.

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

Competition

There are several other companies in the “bio-waste-to-energy” market.  These Companies generally are promoting systems that rely upon ground based tanks, or pools, in which the anaerobic digestion process occurs.  The tanks are covered with airtight covers allowing the bio gas to be captured and directed to a generator which is fueled by the bio gas.  The Company recognizes the viability of these competing systems and acknowledges that several systems are currently in operation.

The Company believes that it’s system, if certain mechanical issues can be resolved, provides users a more site friendly option as its system does not require the construction of earthen pools or cement tanks.

Government Approvals

Enviro-Energy is not aware of any additional government approvals required for its products and services other than those permits applicable to and associated with the use of the ENVIRO-ENERGY bio-waste-to-energy anaerobic digester units.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

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

Employees

The Company currently has one (1) Corporate Officer.  There are no operating employees in EFMI; there are approximately 25 employees in Colvico.  Colvico hires both union and non-union employees with total employment varying seasonally.  The Company also uses the services of outside contractors and engineering specialists as required.

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

ITEM 2. DESCRIPTION OF PROPERTY

A.  Description of Property

The Company maintains an office at 2121 N. Waterworks, Spokane, Washington 99216.  This office provides for general administrative services, and public company investor relations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit that was filed by former officers/shareholders of Environmental Reclamation, Inc., which was sold to Reed Holding Co. in 2001.  The complaint alleges that the Company owes this group of individuals $435,361 plus interest at the prime rate. The final outcome of this suit is uncertain at this date.

In October 2003 a complaint was filed against the Company and its subsidiaries by Systems Technologies (“Systems”) in connection with work Systems performed on the Tillamook Oregon digester project.  Systems claims it is owed approximately $145,000.  The Company believes it has meritorious defenses to the complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

The Company is a defendant in a lawsuit that was filed October 30, 2003 by a supplier.  The complaint alleges that the Company owes this supplier $10,054 for products supplied.  The final outcome of this suit is uncertain at this date.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

In addition to the cases listed above, the Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business.  While it is not possible to predict the outcome of such proceedings with certainty and it is possible that the results of legal proceedings may materially adversely affect us, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.  The Company expenses routine legal costs related to such proceedings as incurred.

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

Common Stock

PERIOD

HIGH

LOW

Calendar Year 2003

First Quarter ended 3/31/03

$0.019

$0.017

Second Quarter ended 6/30/03

$0.011

$0.009

Third Quarter ended 9/30/03

$0.006

$0.006

Fourth Quarter ended 12/31/03

$0.007

$0.005

Calendar Year 2002

First Quarter ended 3/31/02

$0.14

$0.018

Second Quarter ended 6/30/02

$0.01

$0.036

Third Quarter ended 9/30/02

$0.062

$0.030

Fourth Quarter ended 12/31/02

$0.041

$0.023

The Transfer Agent for the shares of common voting stock of the Company are maintained by:  Columbia Stock Transfer Company, 410 Sherman Ave., Suite 207, Coeur d’ Alene, ID  83814.  Phone :(208)664-3524.

b) Holders

As of December 31, 2003 and 2002, the Company has approximately 1,889 and 1884, respectively, stockholders of record.

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

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

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

During the year ended December 31, 2003, the Company issued 1,000,000 shares of its $0.001 par value common stock for services, valued at $16,000, the fair market value of the underlying shares.

During the year ended December 31, 2003, the Company issued 2,000,000 shares of its $0.001 par value common stock, valued at $36,000, to a private investor in exchange for 1,000,000 shares of the Company’s free trading stock.  The Company subsequently sold the 1,000,000 shares for $22,000.

ITEM 6.  MANANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

A lack of sufficient operating capital is a major issue for the Company.  The Company has, since acquiring it in January 2002, relied upon the revenue stream and cash flows of its subsidiary, Colvico, to fund operations in its other business sector.  Colvico revenues have decreased substantially in the past 2 years and losses have eliminated available capital.

Colvico maintains a bank line of credit for financing of construction projects. Cory Colvin, the former owner of Colvico, current CEO of the Company, and an indirect owner of approximately 30% of the outstanding shares of the Company, personally guarantees this line of credit.  Mr. Colvin has decided that he will not renew his personal guarantee when the line of credit expires on April 30, 2004.  Without this personal guarantee, it is doubtful that the bank will continue to finance Colvico projects.  The Company is seeking alternative banking relationships that will not require the personal guarantee of Mr. Colvin or other shareholders.  As an additional source of working capital, the company may choose to sell certain capital equipment.

Colvico has a bonding agreement with a surety company for its projects.  As part of the bonding agreement, the surety has recourse against all of the Company's assets, and the surety's obligations are indemnified by Mr. Colvin. At December 31, 2003, the Company had letters of credit totaling $500,000 securing construction bonds.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

Colvico has been notified by its bonding company that, due to continuing operating losses, it will cease covering the Company effective April 1, 2004.  Colvico is seeking alternative bonding options.  There is no guarantee that Colvico will be able to secure bonding, or that bonding can be secured under profitable terms.  If Colvico is unable to secure adequate bonding, it could have significant negative impact on its, and the Company’s future operations.

When the Company acquired all the outstanding shares of Colvico, Inc. in January 2002, the purchase price of $4,000,000 was to be paid through the issuance of 4,000,000 shares of $1 face value redeemable and convertible preferred stock.  As of December 31, 2003, these shares have not been administratively issued.

A discrepancy exists between the documents that define the rights and preferences of the preferred stock and the final stock purchase agreement dated January 29, 2002.  Mr. Colvin is the holder of the preferred shares and is also the Company’s sole executive officer.

The preferred stock became convertible after January 29, 2003.  Also clouded by discrepancy is the conversion feature of the preferred stock which could result in substantial shareholder dilution.  In addition to the stated conversion rate of 4 common shares to 1 preferred share, the preferred shares may contain a “to market” adjustment feature where the number of common shares issuable increases proportionally if the market price is below $0.25 per share.  Given that the current market price of the Company’s common stock is less that $0.01, existing shareholders will suffer substantial dilution if the preferred shares are converted to common shares.

The preferred shares also have a redeemable feature, which, although not clearly defined in the stock purchase agreement, appears to allow Mr. Colvin to demand that the Company redeem the shares at their face value of $1 per share.  No redemption demand has been made as of December 31, 2003.  If Mr. Colvin were to make demand for redemption upon the Company, and the Company was determined to be obligated to redeem the shares at face value, the Company may be unable to meet its redemption obligation and be in default.  An event of default could give Mr. Colvin the right to foreclose on the assets of Colvico.

Mr. Colvin has stated that he will make demand upon the Company for redemption of his redeemable preferred stock on or before April 30, 2004.  If the company cannot pay Mr. Colvin the $4,000,000 redemption value, Mr. Colvin will proceed with legal proceedings to acquire payment in full.  Additionally, as stated earlier in this section, Mr. Colvin will remove his personal guarantee of the bank operating line of credit and all bonding lines.  With this removal of personal guarantees, the bank has informed Colvico, Inc that it will not renew the operating line and will take steps to insure repayment.

The Company is in negotiations with third parties regarding the recapitalization of the Company and renewing the business efforts of EFMI.  An agreement, if reached, may include the Company divesting itself of the Colvico assets to Mr. Colvin and removing Colvico and Mr. Colvin from several lawsuits currently pending while holding them harmless in any future actions.  As part of this agreement, Mr. Colvin’s wholly owned company would surrender the majority of 76,000,000 common shares of the Company it owns.  Mr. Colvin would surrender all 4,000,000 shares of his preferred stock.  Colvico would forgive approximately $350,000 owed to it by EFMI and Mr. Colvin may contribute some cash consideration.  Negotiations are still at an early stage and it is not possible to determine if an agreement will be reached, or if an agreement is reached, if it will be on terms acceptable to the shareholders of the Company.

Because of the many uncertainties with regards to the Company, the preferred shares, and the ability of the Company to continue as a going concern, Mr. Colvin may pursue other business opportunities, some of which may be in the same industry as the Company.  The Company does not have an employment contract with Mr. Colvin.

The above factors, if not remedied under terms favorable to the Company, could impact the Company’s, ability to continue as a going concern.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

Bio-Waste Sector

This sector is organized under the Company’s wholly owned subsidiary EFMI.

The Company emerged from 2002 with what it thought was a substantial opportunity to enter a mature market in need of product.  This market is for processes capable of economically treating manure waste streams generated by confined animals.  The vast majority of farms in the world are small.  To be price and operationally viable any solution capable of satisfying total demands needed to be produced in a manufactured mode with attending remote monitoring and operations.

The Company believed that it had designed such a product using extensive modifications to the non-exclusive license of a patent for large scale bio-waste remediation.  In March of 2002 the Company entered into an agreement with Alan David LLC (hereinafter “ADL”) for the sale and operation of the Company’s bio-waste-to-energy system.  Due to numerous design, engineering and mechanical problems, this unit, which was sold in March 2002, has yet to become operational despite the significant effort and investment of capital by the Company and its subsidiaries.  Under the terms of the agreement, the Company guaranteed ADL a 23% minimum annual return on its invested capital, and pledged the assets of the Company and its subsidiaries to guarantee the minimum return to ADL.

In recognition of contractual commitments, the Company has accrued $90,125 as a liability to ADL, which is due in the second quarter of 2004.  The Company is currently in negotiations with ADL to reduce this liability.  The outcome of these negotiations cannot be determined as of this report date.

As of December 31, 2003 the Company has ceased all activities in this sector until sufficient funding is secured.

Construction Sector

This sector is organized under the Company’s wholly owned subsidiary Colvico.

Colvico revenues have decreased substantially in the past 3 years and recurring losses have eliminated available capital.

Management has established plans to make the Company profitable at lower revenue levels.  These plans include decreasing its operating and administrative costs through employee reductions and other cost cutting measures, selling excess equipment, cancelling remote yard leases, subletting excess space at its permanent facility, and limiting contract bids to the immediate operating area of the Company.   Management believes that if it is able to renew its $1,000,000 operating line of credit, that these funds will be sufficient to meet cash needs for the next twelve months.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

RESULTS OF OPERATIONS FOR THE YEAR DECEMBER 31, 2003 AS COMPARED TO THE YEAR DECEMBER 31, 2002.

Revenues for the twelve months ending December 31, 2003 decreased to $10,893,923 from $15,054,619 for the twelve months ended December 31, 2002.

Cost of sales were $10,028,917 for the year 2003 and $13,758,912 in the year 2002.

General and administration costs in the year 2003 were $1,347,736 as compared to  $1,784,197 for 2002.

Other expenses in the year 2003 were $379,810 as compared to  $3,505 for year 2002.

Gain from discontinued operations was $153,432 for year end 2002 .

The expenses for the year 2003 and 2002 reflect all stocks issued for exchange of values. There were 3,000,000 and 4,627,183, issued respectively.

During the year 2003, stocks issued to unrelated third parties was 3,000,000.  All stocks were valued at the NasDaq Over the Counter Bulletin Board for respective periods.

During the year 2003 stocks issued to unrelated third parties was 3,000,000 shares and  in  2002, stocks issued to related parties are as follows: 75,000,000 for conversion of preferred stock to common; 10,039,169 for consulting Services; and, 97,700,000 for extinguishing the total debt outstanding of the Company. Stock issued to other parties totaled 14,207,963. All stocks were valued at the Enviro-Energy Corporation's stated closing value at the NasDaq Over the Counter Bulletin Board for December 31, 2003.

Interest expenses in the year 2003 was $67,826, as compared to $80,716, for the year 2002.

The net loss for the years ended 2003 and 2002 was $862,540 and  $338,563, respectively.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

ITEM 7.  Financial Statements

ENVIRO-ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

WILLIAMS & WEBSTER PS

Certified Public Accountants

Bank of America Financial Center

W 601 Riverside, Suite 1940

Spokane, WA 99201

(509) 838-5111

Enviro-Energy Corporation

December 31, 2003

CONTENTS

Independent Auditor’s Reports

Williams & Webster, P.S.

13

LeMaster & Daniels PLLC

14

Financial Statements:

Consolidated Balance Sheet

15

Consolidated Statements of Operations and Comprehensive Income

16

Consolidated Statement of Stockholders’ Equity (Deficit)

17

Consolidated Statements of Cash Flows

18

Notes to Consolidated Financial Statements

19-34

Board of Directors

Enviro-Energy Corporation

Spokane, WA.

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of Enviro-Energy Corporation (a Delaware corporation) as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Enviro-Energy Corporation as of December 31, 2002, were audited by other auditors whose report dated April 7, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enviro-Energy Corporation as of December 31, 2003 and the results of its operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations resulting in an accumulated deficit of $16,071,304 at December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 29, 2004

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

/s/ LeMASTER & DANIELS PLLC

Certified Public Accountants

Spokane, Washington

April 7, 2003

ENVIRO-ENERGY CORPORATION CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$471	$430
Contracts and retainages receivable	846,300	1,373,949
Cost and estimated earnings in excess of billings on
uncompleted contracts	865,616	1,118,053
Accounts receivable, related parties	305,007	387,847
Unbilled receivables	94,780	161,625
Accounts receivable, other	748	58,066
Prepaid insurance and deposits	18,801	122,217
Other current assets	25,052	-
Total Current Assets	2,156,775	3,222,187

PROPERTY AND EQUIPMENT, net of depreciation	1,628,929	2,225,192

OTHER ASSETS
Goodwill	734,231	734,231
TOTAL ASSETS	$4,519,935	$6,181,610

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Overdrafts payable	$39,332	$177,400
Accounts payable and accrued liabilities	1,055,061	1,300,604
Accounts payable, related parties	39,364	68,658
Billings in excess of costs and estimated earnings on
uncompleted contracts	138,775	417,107
Notes payable - current maturities	63,674	248,387
Lease payable	15,904	-
Loans from shareholders	351,826	351,826
Line of credit	-	5,596
Total Current Liabilities	1,703,936	2,569,578

LONG-TERM DEBT
Notes payable, net of current maturities	118,890	180,508
Total Long-Term Liabilities	118,890	180,508

COMMITMENTS AND CONTINGENCIES	90,125	-

REDEEMABLE PREFERRED STOCK	4,000,000	4,000,000

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 300,000,000 shares authorized,
$.001 par value; 261,948,099 and 258,948,099 shares
issued and outstanding, respectively	261,948	258,948
Additional paid-in capital	14,416,340	14,381,340
Accumulated deficit	(16,071,304)	(15,208,764)
Total Stockholders' Equity (Deficit)	(1,393,016)	(568,476)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,519,935	$6,181,610

The accompanying notes are an integral part of these financial statements.

ENVIRO-ENERGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
		Years Ended
		December 31,
		2003		2002
SALES		$10,893,923		$15,054,619

COST OF GOODS SOLD		10,028,917		13,758,912

GROSS PROFIT		865,006		1,295,707

EXPENSES
General and administrative		1,347,736		1,784,197
TOTAL EXPENSES		1,347,736		1,784,197

LOSS FROM OPERATIONS		(482,730)		(488,490)

OTHER INCOME (EXPENSE)
Interest income		3,126		-
Other income		-		77,211
Interest expense		(67,826)		(80,716)
Other expense		(315,110)		-
TOTAL OTHER INCOME (EXPENSE)		(379,810)		(3,505)

LOSS BEFORE INCOME TAXES		(862,540)		(491,995)

INCOME TAXES		-		-

LOSS FROM CONTINUING OPERATIONS		(862,540)		(491,995)

GAIN FROM DISCONTINUED OPERATIONS		-		153,432

NET LOSS		(862,540)		(338,563)

OTHER COMPREHENSIVE INCOME (EXPENSE)		-		-

NET COMPREHENSIVE LOSS		$(862,540)		$(338,563)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED		260,778,236		256,085,778

The accompanying notes are an integral part of these financial statements.

ENVIRO-ENERGY CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional		Stockholders'
	Number		Paid-in	Accumulated	Equity
	of Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2001	254,620,916	$254,621	$14,181,536	$(14,870,201)	$(434,044)

Issuance of common stock
valued at $0.05 per share	4,370,000	4,370	202,330	-	206,700

Cancellation of common stock	(42,817)	(43)	(2,526)	-	(2,569)

Net loss for the year ended
December 31, 2002	-	-	-	(338,563)	(338,563)

Balance at December 31, 2002	258,948,099	258,948	14,381,340	(15,208,764)	(568,476)

Issuance of common stock
for services	1,000,000	1,000	15,000	-	16,000

Transactions in treasury and
other stock	2,000,000	2,000	20,000	-	22,000

Net loss for the year ended
December 31, 2003	-	-	-	(862,540)	(862,540)

Balance at December 31, 2003	261,948,099	$261,948	$14,416,340	$(16,071,304)	$(1,393,016)

The accompanying notes are an integral part of these financial statements.

ENVIRO-ENERGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(862,540)	$(338,563)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	450,604	425,165
Gain from discontinued operations	-	(153,432)
Loss on disposition of assets	75,760	28,256
Issuance of common stock for services	16,000	4,700
Issuance of common stock for other fees and costs	-	199,431
Decrease (increase) in assets:
Contract receivables	527,649	643,168
Unbilled receivables	66,845	29,759
Other receivables	57,318	(85,318)
Federal income taxes	-	131,346
Costs and estimated earnings in excess of billings on
uncompleted contracts	252,437	(693,044)
Related party receivable	82,840	(191,203)
Other assets	(25,052)	-
Prepaid expenses and deposits	103,416	72,849
Increase (decrease) in liabilities:
Accounts payable	(245,543)	(40,940)
Accounts payable - related party	(29,294)	68,658
Commitments and contingencies	90,125	-
Lease payable	15,904	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	(278,332)	(15,538)
Net cash provided by operating activities	298,137	85,294

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	69,899	-
Acquisition of property and equipment	-	(104,000)
Cash acquired in purchase of subsidiary	-	79,972
Net cash provided by (used in) investing activities	69,899	(24,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(138,068)	177,400
Increase (decrease) in line of credit	(5,596)	5,596
Increase in related party note payable	-	26,963
Principal payments on long-term debt	(246,331)	(271,046)
Sale of treasury stock	22,000	-
Net cash used in financing activities	(367,995)	(61,087)

Change in cash	41	179
Cash, beginning of period	430	251
Cash, end of period	$471	$430

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$67,826	$55,753
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of redeemable preferred stock for acquisition
of subsidiary	$-	$4,000,000
Issuance of commons stock for services	$16,000	$204,131

The accompanying notes are an integral part of these financial statements.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was organized May 1994 under the laws of the State of Delaware, as Baseball Properties, Inc.

In January 1997, the Company acquired ThermaFreeze, Inc., a Nevada corporation, and changed its name to ThermaFreeze, Inc.  From January 1997 to February 2001, the Company was considered a development stage company as it attempted to develop certain "cold-packing" technology for market.  During February 2001, the Company abandoned its "cold-packing" technology and acquired 51% of the total outstanding shares of Environmental Reclamation, Inc. (“ERI”), a firm involved in environmental remediation.

On July 3, 2001, ThermaFreeze Inc. changed its name to Enviro-Energy Corporation and began to capitalize on its acquisition of ERI. By December 31, 2001, the Company determined that it would liquidate its ownership in ERI in order to develop technology in a bio-waste-to-energy system, known as the Advanced Anaerobic Digester System, which was acquired in the acquisition of Energy Flow Management, Inc. (“EFMI”) on July 7, 2001.  EFMI’s systems process environmental bio-wastes and pollutants, converting them into energy units (such as electricity or heat), "green" fertilizers and recycled water.  EFMI’s systems are intended to provide a practical solution to "contained animal" farm waste through the effective, efficient and environmentally friendly recycling of natural waste products.

In January of 2002, the Company acquired 100% of the outstanding stock of Colvico, Inc. ("Colvico"), an electrical contracting company located in Spokane, Washington.  Colvico’s work is performed primarily under fixed price contracts concentrated in the Pacific Northwest.  Prior to its acquisition, Colvico had no business relationship with the Company.

The Company’s year end is December 31.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $16,071,304 through December 31, 2003.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 2 – ACCOUNTING POLICIES (Continued)

Going Concern (Continued)

Management has established plans to make the Company profitable at lower revenue levels.  These plans include decreasing its operating and administrative costs through employee reductions and other cost cutting measures, selling excess equipment, canceling remote yard leases, subletting excess space at its permanent facility, and limiting contract bids to the immediate operating area of the Company.   Management believes that if it is able to renew its $1,000,000 operating line of credit, that these funds will be sufficient to meet cash needs for the next twelve months.  See Notes 5 & 17.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  Wholly owned subsidiaries of the Company include Energy Flow Management, Inc. and Colvico, Inc.

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

At the time that a loss on a contract becomes known, the entire amount of the estimated contract loss is recognized in the consolidated financial statements.

Revenue earned in excess of billings on contracts in progress is recorded as a current asset.  Billings in excess of revenue earned on contracts in progress is recorded as a current liability.

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

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 2 – ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable, including contract receivables, are carried at the original invoice amount less an allowance for doubtful accounts.  Individual accounts are written off in the period in which they are determined to be uncollectible.  Management determines the collectibility of accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.

Management's evaluation of the collectibility of trade receivables, and retentions receivable resulted in no allowance for doubtful accounts at the balance-sheet date.

Property and Equipment

Property and equipment are depreciated using the straight-line method based on the estimated useful lives of the assets as follows.

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

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition.  The Company reviews its goodwill annually to assess recoverability based on projected undiscounted cash flows from operations.  Impairments are recognized in operating results when a permanent diminution in value occurs.

Loss Per Share

Net loss per share is presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), "Earnings Per Share."  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the year.  Common shares issuable upon the exercise of stock purchase warrants or upon the conversion of preferred shares are not included in the loss per share computation as such shares are antidilutive.  Shares issuable upon the exercise of warrants or conversion of preferred stock total 17,000,000 shares.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 2 – ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”).  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  The Company does not believe that an adjustment is necessary at December 31, 2003.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 2 – ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." For the years ended December 31, 2003 and 2002, there were no stock options issued or outstanding. Common shares granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Discontinued Operations

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002.  There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $5,300,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003.

The significant components of the deferred tax asset at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
Net operating loss carryforward	$15,900,000	$15,000,000
Deferred tax asset	$5,300,000	$4,900,000
Deferred tax asset valuation allowance	(5,300,000)	(4,900,000)
Net deferred tax asset	$-	$-

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 2 – ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

At December 31, 20003, the Company has net operating loss carryforwards of approximately $15,900,000, which expire in the years 2015 through 2022.  The change in the allowance account from December 31, 2002 to December 31, 2003 was $400,000.  The utilization of net operating loss carryforwards is contingent upon the filing of income tax returns for the years of loss.  The Company has not filed its federal or state income tax returns for years after 2000.

Segment Reporting and Concentration

The Company’s operations are principally in the commercial electrical construction contracting industry.  Segment information is not presented since substantially all the Company’s revenue is attributed to a single reportable segment.  The Company had one major customer that constituted 13% of the Company’s 2003 revenue.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  There has been no impact on the Company’s financial position or results of operation from adopting SFAS No. 150.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45”).  FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties.  The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and do not have an impact on the financial statements of the Company.  The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have an impact on its results of operations or financial position.

Reclassifications

Certain reclassifications of 2002 amounts have been made in the accompanying consolidated financial statements to conform to the 2003 presentation, with no effect on the previously reported net loss.  The Company had previously reported preferred stock as additional equity, which was in fact redeemable upon issuance.  The 2002 presentation has been reclassified for the presentation of redeemable preferred stock as a separate quasi-equity item.  The resulting reclassification had no effect upon accumulated deficit or net income.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 3 – CONTRACTS IN PROGRESS

For the years ended December 31, 2003 and 2002, contract amounts, costs, and estimated earnings to date on completed contracts and contracts in progress were as follows:

	2003
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$10,893,923	$10,028,917	$865,006
Construction contracts completed during the year	2,759,555	2,338,662	420,893
Construction contracts in progress at December 31, 2003	$8,134,368	$7,690,255	$444,113

	2002
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$15,054,619	$13,758,912	$1,295,707
Construction contracts completed during the year	6,910,412	5,953,429	956,983
Construction contracts in progress at December 31, 2002	$8,144,207	$7,805,483	$338,724

Contracts in progress as of December 31, 2003 were as follows:

Gross Profit
Cumulative costs to date	$12,347,556
Cumulative gross profit to date	407,900

Cumulative revenue earned	12,755,456
Less progress billings to date	12,028,615
Net under billings	$726,841

The following is included in the accompanying balance sheet under these captions as of December 31, 2003:

Costs and estimated earnings in excess of billings on uncompleted contracts	$865,616
Billings in excess of costs and estimated earnings on uncompleted contracts	138,775
Net under billings	$726,841

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are four to twenty years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2003	December 31, 2002
Construction equipment and vehicles	$ 1,653,316	$ 1,824,641
Tools	692,671	692,671
Office furniture and equipment	50,575	50,575
Land	-	22,000
Leasehold improvements	60,500	60,470
	2,457,062	2,650,357
Less accumulated depreciation	(828,133)	(425,165)
Net property and equipment	$ 1,628,929	$ 2,225,192

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 were $450,604 and $425,165, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – LINE OF CREDIT

Colvico, Inc. maintains a $1,000,000 revolving line of credit agreement with a local bank.  The line expires in July 2004.  Borrowings on the line bear interest at the bank's prime rate plus 0.5%.  Borrowings are collateralized by all equipment of the Company and are personally guaranteed by the president of Colvico, who is also an officer/director and stockholder of the Company.  See also Note 16.

As of December 31, 2003, there was no outstanding balance on the line of credit.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 6 – LONG-TERM DEBT

Long-term debt at December 31, 2003 consisted of the following:

Fifteen notes payable, due various dates before February 2007, secured by vehicles and equipment. Interest rates range from 5.9% to 9.6%, and the notes payable require monthly payments in aggregate of approximately $6,300.	$182,564

Less current portion	63,674

Long-term portion	$118,890

Future minimum payments of the aforementioned notes payable at December 31, 2003 are as follows:

Year ending December 31,
2004	$63,674
2005	69,397
2006	41,955
2007	7,538
Total	$182,564

NOTE 7 – REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.  As of December 31, 2003, there are 4,000,000 shares considered outstanding.

On January 29, 2002, the Company acquired all of the outstanding common shares of Colvico, Inc. in a transaction where the aggregate purchase price was $4,000,000, which was to be paid by the issuance of 4,000,000 shares of $1 face value redeemable and convertible preferred stock. See Note 17. Unredeemed shares are convertible at a ratio of 4 common shares to 1 preferred share.  The Company has not yet administratively issued the preferred stock.

It appears that the holder of the preferred shares has the right to redeem his shares at the $1 face value.  As of December 31, 2003, no demand for redemption had been made, and if made, the Company would default on the shares as it lacks the cash to redeem the shares.   An event of default could give the holder of the shares the right to foreclose on all the assets of Colvico.

In addition to the stated conversion rate of 4 common shares to 1 preferred share, the preferred shares may contain a “to market” adjustment feature where the number of common shares issuable, increases proportionally if the market price is below $0.25 per share. Given that the current market price of the Company’s common stock is less that $0.01, existing shareholders will suffer substantial dilution if the preferred shares are converted to common shares.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended December 31, 2003, the Company issued 1,000,000 shares of common stock valued at $16,000 for services and 2,000,000 shares of restricted common stock valued at $36,000 in exchange for 1,000,000 shares of free trading common stock of the Company.  The shares acquired by the Company were subsequently sold for $22,000.

During the year ended December 31, 2002, the Company issued 370,000 shares of common stock valued at $46,700 for services, cancelled 42,817 shares of common stock valued at $2,569 to correct prior issuance error, issued 3,000,000 shares of common stock valued at $90,000 for consulting and royalties, and issued 1,000,000 shares of common stock valued at $70,000 to complete this purchase of EFMI.

Issuances of the Company’s stock for other than cash considerations are valued at the market price of the Company’s common stock at the date of the transaction.  Shares issued in conjunction with business combinations are valued at the fair value of the underlying net assets of the business acquired.

The following table summarizes the Company’s stock transactions for the year ended December 31, 2003 and 2002.

Description of transactions:	Transaction Amount
2003 issuances of common stock:
1,000,000 issued for services	$16,000
2,000,000 issued for treasury stock	36,000
Total 2003 common stock transactions	$52,000

2002 issuances (cancellation) of common stock:
70,000 shares issued for legal services received	$4,700
42,817 shares cancelled to correct prior transactions	(2,569)
300,000 shares issued for Directors’ services	42,000
1,000,000 shares issued to complete EFMI purchase	70,000
3,000,000 shares issued for consulting and royalties	90,000
Total 2002 common stock issuances	$204,131

NOTE 9 – LICENSE AGREEMENT

The Company (through EFMI) has a non-exclusive invention license agreement with the owner of a patent on the “Anaerobic Digester System”.  The agreement permits the Company to construct, operate, and sell anaerobic digester facilities using the licensed technology.  The agreement terminates upon the expiration of the related patent or upon any default of obligations under the agreement.  Royalties are payable quarterly at a rate of 8% of gross revenue from use of the technology up to a maximum royalty of $100,000; thereafter, the rate drops to 5%.  At December 31, 2003 and 2002, there were no royalties paid or owed under the license agreement.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 10 - ACQUISITIONS

Energy Flow Management, Inc.

On July 7, 2001, the Company signed a Share Exchange Agreement to acquire 100% of Energy Flow Management, Inc. (“EFMI”) in exchange for 1,000,000 restricted shares of the Company's $0.001 par value common stock.  These restricted shares were escrowed against completion of the first major project of EFMI, which is an Advanced Anaerobic Digester System (“AADS”), and were issued in 2002.  EFMI has a non-exclusive license of patents pending protecting its process and technology for the AADS. See Note 9.

Colvico, Inc.

In January of 2002, the Company acquired 100% of the outstanding stock of Colvico, Inc. ("Colvico"), an electrical contracting company located in Spokane, Washington.  Colvico’s work is performed primarily under fixed price contracts concentrated in the Pacific Northwest.

The results of Colvico, Inc.'s operations have been included in the consolidated financial statements since the date of its acquisition.  Colvico, Inc. is an electrical general contractor doing business in the states of Washington, Montana, Oregon and California.

The following table summarizes the estimated value of the assets acquired and liabilities assumed at the date of acquisition.  The Company obtained a third-party valuation of certain rolling stock and performed a self-appraisal on titled equipment.

Current assets	$3,187,286
Property and equipment	2,552,613
Intangible asset – Goodwill	756,551
Total assets acquired	6,496,450
Current liabilities	1,796,509
Long-term debt	699,941
Total liabilities assumed	2,496,450
Net assets acquired	$4,000,000

The depreciable assets acquired have average remaining lives of 5 to 10 years and will be written off to operations during that term.

Unaudited pro forma consolidated results of operations for the Company for the year ended December 31, 2002 as though Colvico, Inc. had been acquired as of January 1, 2002 follow:

Revenue		$15,622,339
Net loss		$(272,343)
Basic and diluted loss per share	$	Nil

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 11 – RELATED PARTY TRANSACTIONS

Prior to May 2003, Colvico, Inc. (a subsidiary) rented its shop and office building from its president, a Company director and shareholder, on a monthly basis.  Rent expense, paid for the years ended December 31, 2003 and 2002 was $58,850 and $128,400, respectively.

Colvico, Inc. provides general accounting services for companies owned by its president in return for a monthly fee equivalent to the time spent.  For 2003 and 2002 such revenue, included in other income, totaled $64,825 and $48,400, respectively.

Included in other expense is $337,375 paid by the Company as guarantor of certain operating leases of a related party.

The accompanying financial statements include shareholder and related party notes receivable of $305,007 and $387,847 at December 31, 2003 and 2002, respectively.  These notes are unsecured, non-interest bearing and have no stated maturity.  It appears that the presence of the shareholder receivable at December 31, 2003 is in violation of the Sarbanes-Oxley Act.

In 2002, the Company issued 2,000,000 shares of its common stock to certain shareholders of the Company in return for patent costs and consulting services valued at $88,000, the par value of the underlying shares.

NOTE 12 - WARRANTS

The Company has outstanding 1,000,000 warrants which enable the holder to purchase 1,000,000 shares of the Company's $0.001 par value common stock at an exercise price of 75% of the average mean of the market price of the common stock for five trading days immediately preceding the notice of purchase.

NOTE 13 – CONSTRUCTION CONTRACT BACKLOG

The following schedule summarizes changes in backlog on contracts during the year ended December 31, 2003.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2003 and from contractual agreements on which work has not yet begun:

Backlog balance at December 31, 2002	$1,503,735
New contracts and contract adjustments during the year	12,972,881
Sub-total	14,476,616
Less contract revenue earned during the year	10,893,923
Backlog balance at December 31, 2003	$3,582,693

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 14 – RETIREMENT PLAN

Colvico, Inc. maintains a profit sharing plan which covers all nonunion employees who have met the specific requirements as to age and length of service.  Employees are eligible upon completing one year of service and attaining the age of 21.  An employee must work at least 1,000 hours during a 12-month period for purposes of eligibility.  The contribution each year is determined by the Company, and each participant receives an allocation of the annual contribution in proportion to his/her compensation for the plan year.  Profit sharing expense for the year ended December 31, 2002 was $34,285.  The Company elected to make no contribution for the year ended December 31, 2003.

In addition, the Company pays union retirement benefits for workers covered under collective bargaining agreements.  The Company does not administer these retirement plans and includes the benefit costs in job costs.  Contributions made by the Company to these union plans were $261,579 and $393,000 in the years ended December 31, 2003 and 2002, respectively.

NOTE 15 – DISCONTINUED OPERATIONS

In 2002 the Company eliminated certain assets and liabilities related to operations that were discontinued in 2001, resulting in a gain of $153,432.

NOTE 16 - COMMITMENT AND CONTINGENCIES

Preferred Stock

When the Company acquired all the outstanding shares of Colvico, Inc. in January 2002, the purchase price of $4,000,000 was to be paid through the issuance of 4,000,000 shares of $1 face value redeemable and convertible preferred stock.  As of December 31, 2003, these shares have not been administratively issued, but are reported as outstanding.

There is a discrepancy between the documents that define the rights and preferences of the preferred stock and the final stock purchase agreement.  The holder of the preferred shares is also the Company’s sole executive officer.  The outcome of any redemption or conversion demand made upon the Company is uncertain at this time.

Each share of preferred stock became convertible after January 29, 2003 according to the Stock Purchase Agreement dated January 29, 2002.  In addition to the stated conversion rate of 4 common shares to 1 preferred share, the preferred shares may contain a “to market” adjustment feature where the number of common shares issuable, increases proportionally if the market price is below $0.25 per share. Given that the current market price of the Company’s common stock is less that $0.01, existing shareholders will suffer substantial dilution if the preferred shares are converted to common shares.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 16 - COMMITMENT AND CONTINGENCIES (Continued)

Preferred Stock (Continued)

The preferred shares also have a redeemable feature, which, although not clearly defined in the stock purchase agreement, appears to allow the holder to demand that the Company redeem the holder’s shares at their face value of $1 per share.  While no demand has been made as of December 31, 2003, the Company believes that a demand will be made within the next 12 months.  If demand were made upon the Company, and the Company was determined to be obligated to redeem the shares at face value, the Company may be unable to meet its redemption obligation and be in default.  An event of default could give the holder of the shares the right to foreclose on all the assets of Colvico.

Lease Litigation

In February 2002, the Company entered into a long-term operating lease agreement for office facilities and subsequently vacated the facility and sought to terminate the lease.  In October 2002, the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.  In 2003, the parties settled the suit for approximately $33,000 to be paid by the Company. After making an initial payment of $10,000, the Company obligated itself to pay the balance in monthly payments of $2,000 bearing interest at 8%.  As of December 31, 2003, $15,904 remains due under this agreement.

Shareholder Notes

In 2001, the Company entered into an agreement with an officer and director to perform accounting and administrative services.  The agreement was terminated in 2001 and the total expenses incurred under the agreement totaled $384,355 for the year ended December 31, 2001.  The individual remains a stockholder of the Company but is no longer an officer/director. The demand note payable for the unpaid balance, including 8% interest, totaled $351,826 at December 31, 2003 and 2002.  The Company believes that the demand notes were not properly executed by an officer of the Company and, as such, believes this to be an invalid claim and has ceased accruing interest as of January 1, 2003.

Leases

The Company entered into two operating lease agreements for rental of office and warehouse space in the state of Washington with a term of five years, commencing May 18, 2003.  These leases require payments of taxes, insurance, and maintenance costs by the Company. The Company subleases portions of its office and warehouse facilities, to a related party, under a month-to-month lease agreement for $2,500 per month.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 were as follows:

Year ending December 31,
2004	$135,000
2005	135,000
2006	135,000
2007	135,000
2008	56,250
Total	$596,250

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 16 - COMMITMENT AND CONTINGENCIES (Continued)

Leases(Continued)

For the years ended December 31, 2003 and 2002, total rent expense amounted to $132,800 and $126,951, respectively, net of sublease income of $54,700 and $55,819, respectively.

Penalties

The Company is subject to various penalties and liquidated damages in the event that certain jobs are not completed by the contracted completion date.  Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

Lease Guarantees

During the year ended December 31, 2002, the Company guaranteed certain non-cancelable operating leases on behalf of a related party.  As of December 31, 2003, the future minimum lease payments under these non-cancelable operating leases were $246,370.

Litigation

In October 2003, a complaint was filed against the Company and its subsidiaries by Systems Technologies (“Systems”) in connection with work Systems performed on the Ferreira Farms digester project.  Systems claims it is owed approximately $145,000.  The Company believes it has meritorious defenses to the complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

In October 2003, a complaint was filed against the Company by Donald and William Tulloch and the estate of Kenneth Tulloch in Spokane County Superior Court, alleging that they are owed approximately $435,000 on a promissory note issued by the Company in connection with its purchase of Environmental Reclamation Inc.  Prior to the filing of this claim, the Company had no knowledge of any promissory note.  The case is in the early stages of discovery and no determination has yet been made as to the probability that a loss has been incurred.  No loss amount has been accrued in these financial statements.

In addition to those cases listed above, the Company and its subsidiaries are involved in various legal proceedings that have arisen in the ordinary course of business. The outcome of such proceedings is uncertain and may materially adversely affect the Company, although, in the opinion of the Company’s management, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company expenses routine legal costs related to such proceedings as incurred.

Contract Guarantees

In March of 2002 the Company entered into an agreement with Alan David LLC (hereinafter “ADL”) for the sale and operation of the Company’s bio-waste-to-energy system.  Under the terms of the agreement, the Company guaranteed ADL a 23% minimum annual return on its invested capital, and pledged the assets of the Company and its subsidiaries to guarantee the minimum return to ADL.

The Company has accrued $90,125 as a liability to ADL, which is due in the second quarter of 2004.  The Company is currently in negotiations with ADL to reduce this liability.  The outcome of these negotiations cannot be determined as of this report date.

ENVIRO-ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

____________________________________________________________________________________

NOTE 17 – SUBSEQUENT EVENTS

Bonding Agreements

The Company has a bonding agreement with a surety company for its projects.  As part of the bonding agreement, the surety has recourse against all of the Company's assets, and the surety's obligations are indemnified by the Company's CEO and former sole shareholder of Colvico. At December 31, 2003, the Company had letters of credit totaling $500,000 securing construction bonds.

The Company has been notified by its bonding company that, due to continuing operating losses, it will cease covering the Company effective April 1, 2004.  The Company is seeking alternative bonding options.  There is no guarantee that the Company will be able to secure bonding, or that bonding can be secured under profitable terms.  If the Company is unable to secure adequate bonding, it could have significant negative impact on the Company’s future operations.

Bank Line of Credit

The Company has been notified by its bank that, because of recurring operating losses, it may not renew the Company’s line of credit when it matures in July, 2004 without the personal guarantee of the Company’s CEO, and prior owner of Colvico, Mr. Cory Colvin. See Note 5.  The Company is seeking alternative replacement financing which will not require a personal guarantee.  There is no guarantee that the Company will be able to secure a replacement financing, or that financing can be secured under terms acceptable to the Company.  If the Company is unable to secure financing, it would have significant negative impact to the Company’s operations.

Negotiations

The Company is in negotiations with third parties regarding the recapitalization of the Company and renewing the business efforts of EFMI.  An agreement, if reached, may include the Company divesting itself of the Colvico assets to Mr. Colvin and removing Colvico and Mr. Colvin from several lawsuits currently pending, while holding them harmless in any future actions.  As part of this agreement, Mr. Colvin’s wholly owned company would surrender the majority of the 76,000,000 shares of the Company’s common stock it owns.  Mr. Colvin would surrender all 4,000,000 shares of his preferred stock.  Colvico would forgive approximately $350,000 owed to it by EFMI and Mr. Colvin may contribute some cash consideration.  Negotiations are still at an early stage and it is not possible to determine if an agreement will be reached, or if an agreement is reached, if it will be on terms acceptable to the shareholders of the Company.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 15, 2004, the Company engaged Williams & Webster PC as its independent accountants for the year ended December 31, 2003 and dismissed our former independent accountants, LeMaster & Daniels.  None of the reports of our former accountants or our current accountants, in respect of our financial statements for Calendar 2003 or Calendar 2002 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.  Our Board of Directors unanimously approved the change.

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

ITEM 8A.  Controls and Procedures.

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

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

a)  The names, ages and positions of the Company's Directors and Executive Officers are as follows:

Name

Age

Position

Cory Colvin

39

CEO/CFO/Director

Robert Peha

44

Director

Robert Peha.  Mr. Peha has held the position of director with the Company since 2001.  He is currently an executive director for a leading developer and supplier of aerospace and defense hardware.  Prior to this position he was a Vice President and General Manager of a solid propellant systems business with a Fortune 1000 company.  His leadership experience includes engineering and project management on various defense and aerospace programs, department management and overall business unit leadership.  He received a Bachelor of Science in Mechanical Engineering from the University of Washington, and a MBA from City University in Seattle Washington.

Cory Colvin.  Mr. Colvin has been a director of the Company since 2002 and was appointed CEO and CFO of the Company in September 2003.  Mr. Colvin is the Company’s sole executive officer.  In addition to his duties as CEO of the Company, he is responsible for direct supervision of all aspects of the electrical contracting business of the Company, incorporating all disciplines for proficiency and efficiency implementation.  He also oversees strategic planning, market analysis and probing for potential business opportunities within Colvico's identified niche.  Other responsibilities consist of monitoring all projects quality assurance, expense control/enforcement, scheduling, development of safety and QA/QC policies/procedures, and customer satisfaction.  Other responsibilities, performed as necessary, consist of acting in the capacity of Project Engineering and Design.

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

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

ITEM 10.  EXECUTIVE COMPENSATION

(1)  Compensation of Executive Officers

Name	Title	Salary	Bonus	Common Stock

Cory Colvin	CEO/CFO/Director(1)	$150,000	-0-	-0-
All Executive Officers as a Group		$150,000	-0-	-0-

(1) Mr. Colvin receives compensation for his services to the Company's subsidiary; Colvico, Inc. of which he is President.  He does not receive compensation for his services as CEO or director to Enviro-Energy.

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

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership (all direct unless otherwise noted)	Percent of Class (3)
Principal Shareholders
Common	Split Rock Ventures, LLC (2)	76,000,000	27.34%

Executive Officers and Directors
Common	Robert Peha	300,000.11%
Common	Cory Colvin (3)	16,000,000	5.80%
	All directors and officers as a group	16,300,000	5.91%

(1) Address is c/o Enviro-Energy Corporation, 2121 N. Waterworks, Spokane, WA. 99216

(2) Split Rock Ventures, LLC is owned 100% by Cory Colvin

(3) Assumes conversion of 4,000,000 preferred shares to 16,000,000 of common stock. As discussed in Item 6 there may be a “to market” conversion feature in the preferred shares that would substantially increase the number of shares issuable upon conversion of the preferred stock.

c)  There are no arrangements which might result in a change of control of the registrant.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Financial Statements

Independent Auditors' Reports

Consolidated Balance Sheet at December 31, 2003

Consolidated Statements of Operations and Comprehensive Income

  for the years ended December 31, 2003 and 2002

Consolidated Statements of Stockholders' Equity

  for the years ended December 31, 2003 - 2002

Consolidated Statements of Cash Flows

  for the years ending December 31, 2003 and 2002

Notes to Financial Statements

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)

Reports on Form 8-K for the fiscal year ended December 31, 2003:

Date filed

Items

Description

01/28/2003

4,7

Change in accountants

02/10/2003

4

Change in accountants

02/12/2003

4

Change in accountants

07/18/2003

6

Resignation of corporate officer

ENVIRO ENERGY CORPORATION

FORM 10KSB

DECEMBER 31, 2003

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants’ independence.  All of the services provided and fees charged by the authorized independent public accountants in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $93,023 and $50,042 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The company incurred no fees for tax services during the fiscal years ended 2003 and 2003.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enviro-Energy Corporation

(Registrant)

By:  /s/ Cory Colvin

       ------------------------

       Chairman, CEO, CFO

Date:  April 14, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Not Applicable