Form 10QSB
period 2004-03-31
ENVIRO ENERGY CORP
filed 2004-05-24
CIK 1107080

      OMB APPROVAL

OMB Number: 3235-0070

Expires: April 30, 2003

Estimated average burden

hours per response . . 117.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2004

or

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

Common stock, $0.001 par value per share, 300,000,000 shares authorized, 261,948,099 issued and outstanding, Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 4,000,000 issuable and considered outstanding as of March 31, 2004 and 2003.

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2004

3

Consolidated Statements of Operations for the Three Months Period Ended March 31, 2004 and 2003

4

Consolidated Statement of Cash Flow for the Period Ended March 31, 2004 and 2003

5

Notes to Consolidated Financial Statements

6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF PLANS OF OPERATION

11

ITEM 3. CONTROLS AND PROCEDURES

14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

15

ITEM 2.  CHANGES IN SECURITIES

15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

15

ITEM 5.  OTHER INFORMATION

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

17

CERTIFICATION

18

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

ENVIRO-ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash	$86	$471
Contracts and retainages receivable	971,709	846,300
Cost and estimated earnings in excess of billings on
uncompleted contracts	1,047,791	865,616
Accounts receivable, related parties	298,576	305,007
Unbilled receivables	87,094	94,780
Accounts receivable, other	748	748
Prepaid insurance and deposits	11,710	18,801
Other current assets	25,052	25,052
Total Current Assets	2,442,766	2,156,775
PROPERTY AND EQUIPMENT, net of depreciation	1,484,096	1,628,929
OTHER ASSETS
Goodwill	734,231	734,231
TOTAL ASSETS	$4,661,093	$4,519,935

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Overdrafts payable	$2,108	$39,332
Accounts payable and accrued liabilities	1,103,688	1,055,061
Accounts payable, related parties	39,364	39,364
Billings in excess of costs and estimated earnings on
uncompleted contracts	298	138,775
Notes payable - current maturities	63,674	63,674
Lease payable	11,604	15,904
Loans from shareholders	351,826	351,826
Line of credit	518,372	-
Total Current Liabilities	2,090,934	1,703,936
LONG-TERM DEBT
Notes payable, net of current maturities	100,628	118,890
Total Long-Term Liabilities	100,628	118,890
COMMITMENTS AND CONTINGENCIES	90,125	90,125
REDEEMABLE PREFERRED STOCK	4,000,000	4,000,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 300,000,000 shares authorized,
$.001 par value; 261,948,099 shares issued and outstanding	261,948	261,948
Additional paid-in capital	14,416,340	14,416,340
Accumulated deficit	(16,298,882)	(16,071,304)
Total Stockholders' Equity (Deficit)	(1,620,594)	(1,393,016)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,661,093	$4,519,935

The accompanying condensed notes are an integral part of these financial statements.

#

ENVIRO-ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31,
		2004		2003
		(Unaudited)		(Unaudited)

SALES		$1,500,762		$2,112,989

COST OF GOODS SOLD		1,423,185		1,718,645

GROSS PROFIT		77,577		394,344

EXPENSES
General and administrative		289,579		364,831
TOTAL EXPENSES		289,579		364,831

LOSS FROM OPERATIONS		(212,002)		29,513

OTHER EXPENSE
Interest expense		11,800		19,747
Other expense		3,776		2,161
TOTAL OTHER INCOME (EXPENSE)		15,576		21,908

INCOME (LOSS) BEFORE INCOME TAXES		(227,578)		7,605

INCOME TAXES		-		-

NET INCOME (LOSS)		$(227,578)		$7,605

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

The accompanying condensed notes are an integral part of these financial statements.

#

ENVIRO-ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,578)	$7,605
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	97,548	115,889
Loss on disposition of assets	26,985	22,000
Issuance of common stock for services	-	16,000
Decrease (increase) in assets:
Contract receivables	(125,409)	44,448
Unbilled receivables	7,686	(70,058)
Other receivables	-	66,249
Short term receivable	-	22,000
Costs and estimated earnings in excess of billings on
uncompleted contracts	(182,175)	(120,991)
Related party receivable	6,431	(663,907)
Other assets	-	-
Prepaid expenses and deposits	7,091	10,208
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	48,627	51,353
Accounts payable - related party	-	(35,684)
Commitments and contingencies	-	-
Lease payable	(4,300)	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	(138,477)	(230,883)
Net cash provided by operating activities	(483,571)	(765,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	20,300	-
Acquisition of property and equipment	-	-
Net cash provided by (used in) investing activities	20,300	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(37,224)	(174,469)
Increase (decrease) in line of credit	518,372	989,690
Increase in related party note payable	-	6,391
Principal payments on long-term debt	(18,262)	(75,943)
Sale of treasury stock	-	22,000
Net cash used in financing activities	462,886	767,669

Change in cash	(385)	1,898

Cash, beginning of period	471	430

Cash, end of period	$86	$2,328

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$11,800	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

#

Enviro-Energy Corporation

Notes to Financial Statements

For the period ended March 31, 2004

NOTE 1 – BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily representative of operating results to be expected for the entire fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $16,298,882 through March 31, 2004.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

#

Enviro-Energy Corporation

Notes to Financial Statements

For the period ended March 31, 2004

Reclassifications

Certain reclassifications of 2003 amounts have been made in the accompanying consolidated financial statements to conform to the 2004 presentation, with no effect on the previously reported net income.

NOTE 3 – CONTRACTS IN PROGRESS

For the period ended March 31, 2004, contract amounts, costs, and estimated earnings to date on completed contracts and contracts in progress were as follows:

	2004
	Contract Revenues	Contract Cost	Gross Profit
Total construction activity	$1,500,762	$1,423,185	$77,577

Construction contracts completed during the period	42,166	19,297	22,869

Construction contracts in progress at March 31, 2004	$1,458,596	$1,403,888	$54,708

Contracts in progress as of March 31, 2004 were as follows:

Gross Profit
Cumulative costs to date	$1,423,186
Cumulative gross profit to date	77,577

Cumulative revenue earned	1,500,763
Less progress billings to date	453,270

Net under billings	$1,047,493

The following is included in the accompanying balance sheet under these captions as of March 31, 2004:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,047,791

Billings in excess of costs and estimated earnings on uncompleted contracts	298

Net under billings	$1,047,493

#

Enviro-Energy Corporation

Notes to Financial Statements

For the period ended March 31, 2004

NOTE 4 – LINE OF CREDIT

Colvico, Inc. maintains a $1,000,000 revolving line of credit agreement with a local bank.  The line expires in July 2004.  Borrowings on the line bear interest at the bank's prime rate plus 0.5%.  Borrowings are collateralized by all equipment of the Company and are personally guaranteed by the president of Colvico, who is also an officer/director and stockholder of the Company.

As of March 31, 2004, the outstanding balance on the line of credit was $518,372.

NOTE 5 – REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.  As of March 31, 2004, there are 4,000,000 shares considered outstanding.

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

It appears that the holder of the preferred shares has the right to redeem his shares at the $1 face value.  As of March 31, 2004, no demand for redemption had been made, and if made, the Company would default on the shares as it lacks the cash to redeem the shares.   An event of default could give the holder of the shares the right to foreclose on all the assets of Colvico.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The accompanying financial statements include shareholder and related party notes receivable of $298,576 and $305,007 at March 31, 2004 and December 31, 2003, respectively.  These notes are unsecured, non-interest bearing and have no stated maturity.  It appears that the presence of the shareholder receivable at December 31, 2003 is in violation of the Sarbanes-Oxley Act.

NOTE 7 - COMMITMENT AND CONTINGENCIES

Preferred Stock

When the Company acquired all the outstanding shares of Colvico, Inc. in January 2002, the purchase price of $4,000,000 was to be paid through the issuance of 4,000,000 shares of $1 face value redeemable and convertible preferred stock.  As of March 31, 2004, these shares have not been administratively issued, but are reported as outstanding.

#

Enviro-Energy Corporation

Notes to Financial Statements

For the period ended March 31, 2004

There is a discrepancy between the documents that define the rights and preferences of the preferred stock and the final stock purchase agreement.  The holder of the preferred shares is also the Company’s sole executive officer.  The outcome of any redemption or conversion demand made upon the Company is uncertain at this time.

The preferred shares also have a redeemable feature, which, although not clearly defined in the stock purchase agreement, appears to allow the holder to demand that the Company redeem the holder’s shares at their face value of $1 per share.  While no demand has been made as of March  31, 2004, the Company believes that a demand will be made within the next 12 months.  If demand were made upon the Company, and the Company was determined to be obligated to redeem the shares at face value, the Company may be unable to meet its redemption obligation and be in default.  An event of default could give the holder of the shares the right to foreclose on all the assets of Colvico.

Lease Litigation

In February 2002, the Company entered into a long-term operating lease agreement for office facilities and subsequently vacated the facility and sought to terminate the lease.  In October 2002, the lessor filed a suit against the Company seeking approximately $200,000 of the remaining lease payments.  In 2003, the parties settled the suit for approximately $33,000 to be paid by the Company. After making an initial payment of $10,000, the Company obligated itself to pay the balance in monthly payments of $2,000 bearing interest at 8%.  As of March 31, 2004, $11,604 remains due under this agreement.

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

#

Enviro-Energy Corporation

Notes to Financial Statements

For the period ended March 31, 2004

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

Contract Guarantees

In March of 2002, the Company entered into an agreement with Alan David LLC (hereinafter “ADL”) for the sale and operation of the Company’s bio-waste-to-energy system.  Under the terms of the agreement, the Company guaranteed ADL a 23% minimum annual return on its invested capital, and pledged the assets of the Company and its subsidiaries to guarantee the minimum return to ADL.

The Company has accrued $90,125 as a liability to ADL, which is due in the second quarter of 2004.  The Company is currently in negotiations with ADL to reduce this liability.  The outcome of these negotiations cannot be determined as of this report date.

NOTE 8 – SUBSEQUENT EVENTS

Bonding Agreements

The Company has a bonding agreement with a surety company for its projects.  As part of the bonding agreement, the surety has recourse against all of the Company's assets, and the surety's obligations are indemnified by the Company's CEO and former sole shareholder of Colvico. At March 31, 2004, the Company had letters of credit totaling $500,000 securing construction bonds.

The bonding company has notified the Company that it will not bond any further work.  This notice is effective for jobs started after April 1, 2004. The Company is seeking alternative bonding options.  There is no guarantee that the Company will be able to secure bonding, or that bonding can be secured under profitable terms.  If the Company is unable to secure adequate bonding, it could have significant negative impact on the Company’s future operations.

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

Negotiations

As previously reported, the Company was in negotiations with third parties regarding the recapitalization of the Company and renewing the business efforts of EFMI.  These negotiations have stopped.  There is no indication that these negotiations will continue at a later date.

Litigation

In April 2004, a complaint was filed against the Company by The Northern Insurance Company of New York & Maryland Casualty Company, alleging that they are owed approximately $45,293 on an unpaid balance for insurance   The Company believes it has meritorious defenses to the complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

ITEM 2 - MANAGEMENT DISCUSSION & ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-QSB.  Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve the risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB.  These statements include, without limitation, statements concerning potential operations and results of the company and information relating to the quarter ending March 2004 matters, described below.  The company's actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, without limitation, to those factors discussed herein and in the Company's Form 10-KSB for the year ending December 31, 2003.

OVERVIEW

A lack of sufficient operating capital is a major issue for the Company.  The Company has, since acquiring it in January 2002, relied upon the revenue stream and cash flows of its subsidiary, Colvico, to fund operations in its other business sector.  Colvico revenues have decreased substantially in the past 3 years and losses have eliminated available capital.

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

The bonding company has notified the Company that it will not bond any further work.  This notice is effective for jobs started after April 1, 2004. The Company is seeking alternative bonding options.  There is no guarantee that the Company will be able to secure bonding, or that bonding can be secured under profitable terms.  If the Company is unable to secure adequate bonding, it could have significant negative impact on the Company’s future operations.

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

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

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

Mr. Colvin has indicated that he will make demand upon the Company for redemption of his redeemable preferred stock.  If the company cannot pay Mr. Colvin the $4,000,000 redemption value, Mr. Colvin will proceed with legal proceedings to acquire payment in full or seek recission ..  Additionally, as stated earlier in this section, Mr. Colvin will remove his personal guarantee of the bank operating line of credit and all bonding lines.  With this removal of personal guarantees, the bank has informed Colvico, Inc that it will not renew the operating line and will take steps to insure repayment.

The Company had been in negotiations with third parties regarding the recapitalization of the Company and renewing the business efforts of EFMI.  As of the date of this report, those negotiations have ceased and there is no indication that they will resume.  If negotiations are resumed, an agreement, if reached, may include the Company divesting itself of the Colvico assets to Mr. Colvin and removing Colvico and Mr. Colvin from several lawsuits currently pending while holding them harmless in any future actions.  It is not possible to determine if an agreement is reached, if it will be on terms acceptable to the shareholders of the Company.

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

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

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

Prior to March 31, 2004 the Company had ceased all activities in this sector until sufficient funding is secured.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2003.

Revenues from the company were generated primarily from Colvico, Inc. a wholly owned subsidiary for both periods.

Total revenues for the three month period ended March 31, 2004 decreased by $612,227 to $1,500,762 from $2,112,989 for the three months ended March 31, 2003

The decrease was due to a tighter market in the construction industry.

COST OF SALES.  The Company's cost of sales consists primarily of direct and indirect costs incurred in connection with construction projects.  Total cost of sales for the three months ended March 31, 2004 decreased by $295,460 to $1,423,185 from $1,718,645 for the three months ended March 31, 2003.

As a result of the foregoing, gross profit for the three months ended March 31, 2004 decreased by $316,767 to $77,577  or 5.2% of net revenues, compared to $394,344, or  18.66% of net revenues, for the three months ended March 31, 2003.

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended March 31, 2004 decreased by $75,252 to $289,579 from $364,831 for the three months ended March 31, 2003.  This decrease was primarily due to reduction in work force.

OTHER EXPENSE . Other expense for the three months ended March 31, 2004 decreased by $6,332 to $15,576 as compared to $21,908 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES.  From its inception through March 31, 2004, the Company has incurred cumulative losses of approximately $16,300,000.  The Company has financed its operations to date through borrowings, and the issuance of common stock.

As of March 31,2004 the company had working capital of $351,832. Including cash of $86,  contracts and accounts receivable of $971,709, Costs and estimated earnings in excess of billings of $1,047,791 and prepaid expenses of $37,510, offset by overdrafts payable of $2,108, accounts payable of $1,103,688, related party payable of $39,364, billings in excess of costs and estimated earnings on uncompleted contracts of $298, current maturities of long-term debt of $63,674, lease payable of $ 11,604, loans from shareholders of $351,826 and operating line of credit of $518,372.

The company has incurred cumulative losses since its inception and, therefore, has not been subject to federal income taxes.  Through March 31, 2003, the Company has generated net operating losses in excess of $16,000,000 that may be available to reduce future taxable income and future tax liabilities.  These carry forwards expire incrementally through 2018.

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

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

Legal Proceedings - Subsequent Event

In April 2004, a complaint was filed against the Company by The Northern Insurance Company of New York & Maryland Casualty Company, alleging that they are owed approximately $45,293 on an unpaid balance for insurance   The Company believes it has meritorious defenses to the complaint, but litigation is inherently uncertain and the Company may not prevail in this matter.

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended March 31, 2003, the Company issued 3,000,000 shares for services and financing enticements.

There were no changes for the quarter ended March 31, 2004.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

#

ENVIRO ENERGY CORPORATION

FORM 10QSB

MARCH 31, 2004

ITEM 5 - OTHER INFORMATION

The accompanying financial statements include shareholder and related party notes receivable of $298,576 and $305,007 at March 31, 2004 and December 31, 2003, respectively.  These notes are unsecured, non-interest bearing and have no stated maturity.  It appears that the presence of the shareholder receivable at December 31, 2003 is in violation of the Sarbanes-Oxley Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)

Reports on Form 8-K:

The Company filed no reports on Form 8-K during the period ended March 31, 2004.

#

PART III.  SIGNATURES

Pursuant to the requirements of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

ENVIRO-ENERGY CORPORATION

Date: May 24, 2004

/s/Cory Colvin

Cory Colvin

Chief Executive Officer and Chief Financial Officer

17

#